Form 10-Q
period 2005-06-30
WorldSpace, Inc
filed 2005-09-08
CIK 1315054

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2005

Commission file number 333-124044

WORLDSPACE, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-1732881
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2400 N Street, NW Washington, DC 20037

(Address of principal executive offices) (Zip code)

202-969-6000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of September 7, 2005)

CLASS A COMMON STOCK, $0.01 PAR VALUE	20,757,147

CLASS B COMMON STOCK, $0.01 PAR VALUE	17,426,443

WORLDSPACE, INC. AND SUBSIDIARIES

EXPLANATORY NOTE

This quarterly report is filed by WorldSpace, Inc. (the “Company”). Unless the context requires otherwise, the terms “we,” “our” and “us” refer to the Company and its subsidiaries.

This quarterly report and all other reports and amendments filed by us with the SEC can be accessed, free of charge, through our website at http://investor.worldspace.com on the same day that they are electronically filed with the SEC.

PART I. FINANCIAL INFORMATION

Item 1:	Financial Statements

WORLDSPACE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three-Months and Six-Months ended June 30, 2005 and 2004

	Three Months ended June 30,		Six Months ended June 30,
	2005	2004	2005	2004
	(in thousands, except share and per share data)
Revenue
Subscriber revenue	$799	$163	$1,596	$309
Equipment revenue	558	491	976	1,221
Other revenue	971	1,224	2,311	3,221

Total Revenue	2,328	1,878	4,883	4,751

Operating Expenses
Cost of Services (excludes depreciation, shown separately below)
Satellite and transmission, programming and other	3,391	3,285	6,869	6,520
Cost of equipment	581	184	1,024	237
Selling, general and administrative	10,985	7,578	21,603	13,265
Stock-based compensation (1)	276	827	987	1,688
Depreciation and amortization	14,702	14,742	29,406	30,341

Total Operating Expenses	29,935	26,616	59,889	52,051

Loss from Operations	(27,607)	(24,738)	(55,006)	(47,300)

Other Income (Expense)
Gain on extinguishment of debt	—	—	14,130	—
Interest income	914	109	1,602	214
Interest expense	(2,307)	(27,664)	(5,162)	(54,778)
Other	875	(19)	922	(83)

Total Other Income (Expense)	(518)	(27,574)	11,492	(54,647)

Loss Before Income Taxes	(28,125)	(52,312)	(43,514)	(101,947)
Income Tax Benefit	6,105	—	12,243	—

Net Loss	$(22,020)	$(52,312)	$(31,271)	$(101,947)

Loss per share—basic and diluted	$(0.95)	$(9.04)	$(1.35)	$(17.62)

Weighted Average Number of Shares Outstanding	23,211,317	5,784,868	23,211,317	5,784,868

(1) Allocation of stock based compensation to operating expenses:

Satellite, transmission, programming and other	$8	$13	$20	$25
Selling, general and administrative	$268	$814	$967	$1,663

See accompanying notes to unaudited condensed consolidated financial statements.

WORLDSPACE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2005 and December 31, 2004

	June 30, 2005	December 31, 2004
	Unaudited
	(in thousands, except share data)
Assets
Current Assets
Cash and cash equivalents	$83,338	$154,362
Accounts receivable, net	1,600	1,738
Prepaid expenses	5,509	1,750
Inventory, net	2,809	1,644
Other current assets	3,435	1,190

Total Current Assets	96,691	160,684

Restricted Cash and Investments	8,935	1,775
Property and Equipment, net	12,282	11,431
Satellites and Related Systems, net	426,985	459,426
Deferred Financing Costs, net	14,030	14,724
Other Assets	1,164	1,047

Total Assets	$560,087	$649,087

Liabilities and Shareholders’ Deficit
Current Liabilities
Accounts payable	$21,535	$54,496
Accrued expenses	12,987	14,380
Income taxes payable	20,000	20,000
Accrued purchase commitment	12,273	13,258
Accrued interest	—	10,801
Deferred tax liability	1,738	1,403

Total Current Liabilities	68,533	114,338

Long-term Debt	155,000	155,000
Deferred Tax Liability	233,291	245,869
Other Liabilities	9,053	9,111
Contingent Royalty Obligation	1,814,175	1,814,175

Total Liabilities	2,280,052	2,338,493

Commitments and Contingencies
Shareholders’ Deficit
Preferred Stock, $.01 par value; 25,000,000 shares authorized; no shares issued and outstanding as of June 30, 2005	—	—
Class A Common stock, $.01 par value; 200,000,000 shares and 100,000,000 shares authorized; 5,784,874 shares and 2,797,368 shares issued and outstanding as of June 30, 2005 and December 31, 2004, respectively	58	28
Class B Common stock, $.01 par value; 75,000,000 shares authorized; 17,426,443 shares and 20,413,949 shares issued and outstanding as of June 30, 2005 and December 31, 2004, respectively	174	204
Additional paid-in capital	425,247	425,247
Deferred compensation	(98)	(1,085)
Accumulated other comprehensive loss	(629)	(354)
Accumulated deficit	(2,144,717)	(2,113,446)

Total Shareholders’ Deficit	(1,719,965)	(1,689,406)

Total Liabilities and Shareholders’ Deficit	$560,087	$649,087

See accompanying notes to unaudited condensed consolidated financial statements.

WORLDSPACE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months ended June 30, 2005 and 2004

	Six months ended June 30,
	2005	2004
	(in thousands)
Cash Flows from Operating Activities
Net loss	$(31,271)	$(101,947)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29,406	30,341
Amortization of deferred financing costs	694	2,017
Amortization of debt discount	—	13,489
Adjustment to cost basis of satellite and related systems	5,834	—
Stock-based compensation	987	1,688
Deferred tax expense	(12,243)	—
Other	597	—
Changes in assets and liabilities:
Accounts receivable and other assets	(7,032)	1,038
Accounts payable and accrued expenses	(36,326)	(3,393)
Accrued interest	(10,801)	39,300
Other liabilities	(59)	385

Net Cash Used in Operating Activities	(60,214)	(17,082)

Cash Flows from Investing Activities
Purchase of property and equipment, net	(2,277)	(113)
Purchase of satellite and related systems	(1,373)	—

Net Used in Investing Activities	(3,650)	(113)

Cash Flows from Financing Activities
Proceeds from short-term borrowings and notes payable	—	16,350
Increase in restricted cash, net	(7,160)	(52)

Net Cash Provided (Used in) by Financing Activities	(7,160)	16,298

Net (Decrease) Increase in Cash and Cash Equivalents	(71,024)	897
Cash and Cash Equivalents, beginning of period	154,362	1,740

Cash and Cash Equivalents, end of period	$83,338	$2,637

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$3,865	$—

See accompanying notes to unaudited condensed consolidated financial statements.

WORLDSPACE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(A) Organization

WorldSpace, Inc. (WSI) was organized on July 29, 1990, and incorporated in the State of Maryland on November 5, 1990. WorldSpace, Inc. and Subsidiaries (the Company) is engaged in the design, development, construction, deployment and financing of a satellite-based radio and data broadcasting service, which serve areas of the world where traditional broadcast media or internet services are limited. The Company, which operates in 10 countries, has one satellite in orbit over Africa, another over Asia and a completed third satellite currently in storage. This satellite, which can be used to replace either of the Company’s two operational satellites or may also be modified and launched to provide DARS in Western Europe.

During March 2004, the Company began generating sales in India related to its satellite-based radio and data broadcasting service and exited the development stage, as defined by Statement of Financial Accounting Standards (SFAS) No. 7, Accounting and Reporting by Development Stage Enterprises. In December 2004, WorldSpace International Network, Inc. (WIN), a wholly owned subsidiary of the Company, was merged into WSI. Immediately following the merger, WSI was merged into a newly created company of the same name incorporated in the State of Delaware.

(B) Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of WorldSpace, Inc. and its majority and wholly-owned controlled subsidiaries. The equity method of accounting is used to account for investments in enterprises over which the Company has significant influence, but of which it has less than 50 percent ownership. All significant intercompany transactions and balances have been eliminated in consolidation.

The balance sheet and operating results of our foreign operations are consolidated using the local currencies of the countries in which they are located as the functional currency. The balance sheet accounts are translated at exchange rates in effect at the end of the period, and income statement accounts are translated at average exchange rates during the period. The resulting translation gains and losses are included as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included in our income statement in the period in which they occur.

In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring entries, necessary for a fair presentation of the consolidated financial position of WorldSpace, Inc. and its subsidiaries as of June 30, 2005; the results of operations for the three and six month periods ended June 30, 2005 and 2004; and cash flows for the six months ended June 30, 2005 and 2004. Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation.

These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Registration Statement on Form S-1 and declared effective by the SEC on August 3, 2005. See Note K, Subsequent Events, Initial Public Offering.

(C) Stock-Based Compensation

At June 30, 2005, the Company has a stock-based employee compensation plan. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued

WORLDSPACE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to Employees, and related interpretations. The Company has adopted the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123. The following tables illustrate the effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months ended June 30,		Six Months ended June 30,
	2005	2004	2005	2004
Net loss as reported (in thousands)	$(22,020)	$(52,312)	$(31,271)	$(101,947)
Add: stock-based employee compensation expense included in reported net loss	276	827	987	1,688
Deduct: total stock-based employee compensation expense determined under fair value-based method for all awards	(299)	43	(1,079)	(8,374)

Proforma net loss	$(22,043)	$(51,442)	$(31,363)	$(108,633)

Net loss per share as reported—basic and diluted	$(0.95)	$(9.04)	$(1.35)	$(17.62)
Proforma net loss per share—basic and diluted	$(0.95)	$(8.89)	$(1.35)	$(18.78)

Additionally, the Company issued 187,500 warrants to a consultant during 2003 in exchange for investment banking services to be received. The warrants have an exercise price of $1.60 per share and a contractual period of 10 years. Following the successful completion of the Company’s December 31, 2004 convertible note financing, 156,250 of the warrants vested and became exercisable. The remaining 31,250 warrants vested and became exercisable following the SEC declared effectiveness of the Company’s initial public offering on August 3, 2005 (See Note K, Subsequent Events Initial Public Offering). The fair value of the 156,250 warrants on December 31, 2004, as determined by the Black-Scholes option pricing model, was $2.1 million and is recorded in deferred financing costs in the accompanying balance sheets at June 30, 2005 and December 31, 2004 as these costs were direct and incremental to the financing.

In accordance with SFAS No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”) and the Securities and Exchange Commission’s rule amending the compliance dates of SFAS No. 123R, we will begin to recognize compensation expense for equity-based compensation using the fair value method in 2006, as discussed in Note J, Recent Accounting Pronouncements.

(D) Debt

Long-Term Debt

Long-term debt at June 30, 2005 and December 31, 2004 consisted of the following (in thousands):

	June 30, 2005	December 31, 2004
Convertible promissory notes	$155,000	$155,000

The convertible promissory notes mature on December 31, 2014, and are convertible into reserved Class A shares of the Company’s common stock at the lesser of $13.52 per share or 90 percent of the price of the Company’s initial public offering common share, subject to certain adjustments as defined in the promissory note

WORLDSPACE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

agreements. In accordance with Emerging Issues Task Force 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company may record additional interest expense upon conversion of the debt. Interest payments are due quarterly beginning March 31, 2005 or may be added to the principal balance outstanding, at the option of the Company. The related registration rights agreement provides that beginning 180 days after an IPO of the Company’s common stock, declared effective by the Securities and Exchange Commission (SEC) on August 3, 2005, the investors have the right to demand that the Company file up to three registration statements with the SEC at any time during the period defined in the related registration rights agreement, in order to sell some or all of the Class A Common Stock received upon any conversion of the convertible promissory notes. If a registration statement is not filed by the Company with the SEC by the applicable deadline, a penalty of up to 3 percent of the aggregate purchase price of the promissory notes will be imposed. Additionally, three years following the effective date of the issuance of the convertible promissory notes, the investors may require the Company to redeem the unpaid principal and accrued interest.

Line-of-Credit

WorldSpace India Private Limited, a wholly owned subsidiary of the Company, has a $1,000,000 line-of-credit to purchase inventory. The Company and four directors of WorldSpace India Private Limited have guaranteed the debt. Substantially the entire inventory is collateralized to secure the debt. As of June 30, 2005 and December 31, 2004, $785,000 and $229,000 respectively, was outstanding and is included in accounts payable on the accompanying Balance Sheets.

(E) Provision for Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or income tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and the tax basis of assets and liabilities, using enacted tax rates for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the sum of taxes payable for the period and the change during the period in deferred tax assets and liabilities.

(F) Net Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, Earnings Per Share and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Basic loss per share is computed by dividing net loss by the weighted-average number of outstanding shares of common stock. Diluted loss per share is computed by dividing net loss by the weighted-average number of shares adjusted for the potential dilution that could occur if stock options, warrants and other convertible securities were exercised or converted into common stock.

For the three and six month periods ended June 30, 2005 and 2004, options, warrants and other convertible securities to purchase approximately 29.6 and 18.2 million shares of common stock, respectively, were outstanding, but not included in the computation of diluted earnings per share, because the effect would be anti-dilutive.

WORLDSPACE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(G) Commitments and Contingencies

Leases

The Company leases office space under non-cancelable operating leases that expire through 2016. As of June 30, 2005 minimum annual rental commitments under these leases, less future minimum non-cancelable sublease revenue of $336,000 through September 2008 are:

(in thousands)
July-December 2005	$3,032
2006	2,387
2007	2,786
2008	2,330
2009	2,331
Thereafter	14,587

$27,453

On November 11, 2004, the Company’s Washington D.C. Headquarters office lease was amended whereby the Company forfeited $1.9 million of its security deposit that was recorded as selling, general and administrative expense in 2004, for the right, at its option, to vacate the premises during the first six months of 2005. The agreement was subsequently extended through September 30, 2005.

On May 18, 2005, the Company entered into a lease agreement for eleven years, commencing September 1, 2005, for its new Headquarters in Silver Spring, Maryland. The Company has given the Landlord a letter of credit for $2,500,000, as a security deposit. Additionally, the Company is currently committed to approximately $6.0 million for the build out of the space.

Litigation, Claims and Income Taxes

The Company is subject to various claims and assessments. In the opinion of management, these matters will not have a material adverse impact on the Company’s financial position or results of operations. In evaluating the exposure associated with various tax filing positions, the Company accrues charges for probable exposures. Based on annual evaluations of tax positions, the Company believes it has appropriately accrued for probable exposures.

Design and Production Agreement

The Company is committed to purchasing 726,445 satellite radio receiver chipsets for approximately $17.3 million at June 30, 2005. The Company has recorded a liability; equal to the excess of the aggregate purchase price over the expected sales price, of $12.3 million and $13.2 million at June 30, 2005 and December 31, 2004, respectively, as accrued purchase commitment in the accompanying consolidated balance sheets. The difference between the liability at June 30, 2005 and December 31, 2004 is the result of changes in the exchange rates of foreign currencies.

(H) Contingent Royalty Obligation

Effective December 31, 2004 the Company restructured $1,553 million of notes payable and advances. Under the terms of the agreements, the ongoing obligations of the Company to the lender were set forth in a separate Royalty Arrangement (Royalty Agreement), under which the Company is required to pay the lender 10 percent of

WORLDSPACE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

earnings before interest, taxes, depreciation, and amortization, if any, for each year through 2015 in exchange for the lender releasing all claims. The Company is subject to certain covenants regarding the disposition of assets, liquidation of the Company, reporting, and distributions or payments to certain current shareholders. The Royalty Agreement also requires the Company to have a segregated reserve, to be funded each quarter in any year in which payment under the Royalty Agreement is projected, at the rate of 25 percent of the estimated annual payment. In addition, 80 percent of the annual payment is required to be made within 60 days after year-end, and the remaining portion within 180 days following year-end. Even though management is satisfied that the debt may not be reinstated, in accordance with SFAS No. 15, Accounting by Debtors and Creditors for Trouble Debt Restructuring, the debt restructuring is not considered an extinguishment of debt because the future payments under the agreement are indeterminate. Accordingly, the carrying value of the debt and accrued interest of $1,814 million is shown as a contingent royalty obligation on the accompanying balance sheets.

(I) Common Stock

On June 23, 2005, 2,987,506 shares of Class B Common Stock were converted, on a one-for-one basis, into shares of Class A Common Stock.

(J) Recent Accounting Pronouncement

In December 2004, the FASB issued revised SFAS No. 123R, Share-Based Payment. SFAS No. 123R sets accounting requirements for share-based compensation to employees and requires companies to recognize, in the income statement, the grant-date fair value of stock options and other equity-based compensation. SFAS No. 123R will be effective beginning January 1, 2006. The Company is currently evaluating the impact of the adoption of SFAS 123R.

Also in December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets—An Amendment of APB Opinion No. 29. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS No. 153 is to be applied prospectively for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company’s adoption of SFAS No. 153 is not expected to have a material impact on its financial position or results of operations.

(K) Subsequent Events

Initial Public Offering

On August 3, 2005, the Company’s initial public offering of 11.8 million shares of its Class A Common Stock became effective. The Company and a stockholder sold 11.5 million shares and .3 million shares, respectively. The Company’s net proceeds from the initial public offering after deducting the underwriter discounts and commissions and estimated offering expenses was approximately $222 million. The Company intends to use the proceeds of this offering, the XM transaction described below, and the issuance of its senior convertible notes in December 2004 to implement its India business plan, including service launch in key cities, marketing expenses related to subscriber acquisitions in and build-out of a terrestrial repeater network; business development activities in China, Western Europe and other selected markets within its broadcast coverage area; and general, administrative, corporate and working capital expenses.

Alcatel Settlement

As a result of the Company’s completion of its initial public offering, the Company issued 333,333 shares of its Class A Common Stock on August 3, 2005 and paid $2 million on August 16, 2005, as settlement of its $9 million obligation.

WORLDSPACE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

XM Satellite Radio Transaction

On July 18, 2005, the Company sold to XM Satellite Radio Holdings, Inc. (“XM”) 1,562,500 shares of its Class A Common Stock for $25 million. The Company also issued to XM a warrant to purchase an aggregate number of shares of Class A Common Stock equal to $37.5 million. In connection with the transaction, the Company appointed to its Board of Directors the Chairman of XM’s Board of Directors.

2005 Incentive Award Plan

On July 7, 2005, the Company’s Shareholders approved the 2005 Incentive Award Plan (Plan). The Plan provides for the grant of up to 5,625,000 shares of our Class A Common Stock for incentive stock options to employees of the Company and its subsidiaries and nonqualified stock options, restricted shares, stock appreciation rights, performance units, performance shares, phantom shares, restricted share units and other share based awards to our employees, consultants and directors, and employees, consultants and directors of our subsidiaries and affiliates. Pursuant to certain key executive employment agreements dated June 1, 2005, restricted share awards of 1,216,875 shares of Class A Common Stock were granted under the plan. These grants of Class A Common Stock will vest immediately after the conclusion of the lock-up period of 180 days following the date the registration was declared effective. Accordingly, compensation expense of approximately $26 million will be recorded over the 180-day vesting period.

Common Stock

On July 7, 2005, the Company’s Shareholders approved a 1.6 to 1.0 reverse stock split of the Company’s outstanding Class A and Class B Common Stock and an amendment to the Company’s Certificate of Incorporation increasing the authorized Class A Common Stock to 200 million shares, on a post-split basis. As a result of the reverse stock split, per share amounts have been adjusted.

(L) Geographic Areas

The following tables present summary operating information by geographic segment for the three and six months ended June 30, 2005 and 2004:

	Geographical Area Data
	Three Months ended June 30,				Six Months ended June 30,
	2005		2004		2005		2004
	(in thousands)
Revenue
United States	$1,063	(1)	$866	(2)	$2,087	(3)	$2,755	(4)
France	293		500		908		1,119
Kenya	184		362		428		474
South Africa	239		—		502		—
Singapore	9		10		25		27
India	392		118		675		328
Other foreign countries	148		22		258		48

	$2,328		$1,878		$4,883		$4,751

Customers from which 10 percent or more of revenue is derived.

(1)	Includes $0.4 million from USAID
(2)	Includes $0.8 million from USAID
(3)	Includes $1.4 million from USAID
(4)	Includes $0.6 million from USAID

WORLDSPACE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-lived Segment Assets

	June 30,
	2005	2004
	(in thousands)
United States	$437,273	$469,283
Foreign countries	1,994	1,574

Excludes deferred financing costs, restricted cash and investments and investments in affiliates and other assets.

Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto included herewith, and with our Management’s Discussion and Analysis of Financial Condition and Results of Operations and audited consolidated financial statements and notes thereto for the three-year period ended December 31, 2004, which are included in the Company’s Form S-1 filed with the Securities and Exchange Commission on August 3, 2005.

Summary Operating Metrics

The key metrics we use to monitor our business growth and our operational results are: ending subscribers, Average Monthly Subscription Revenue Per Subscriber (“ARPU”), Subscriber Acquisition Cost (“SAC”), Cost Per Gross Addition (“CPGA”) and EBITDA presented as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net Subscriber Additions	11,427	5,936	29,660	7,489
India	6,203	1,190	19,598	1,760
ROW (5)	5,224	4,746	10,062	5,729

Total EOP Subs	63,930	12,742	63,930	12,742
India	27,933	1,760	27,933	1,760
ROW (5)	35,997	10,712	35,997	10,712

ARPU (1)	$4.39	$4.90	$5.03	$6.68
ARPU (India)	2.35	2.12	2.47	1.78
ARPU (ROW (5))	5.95	4.94	6.80	6.96

SAC (2)	$2.04	$0.00	$2.30	$0.00
SAC(India)	11.96	3.21	10.42	21.43
SAC(ROW (5))	0.00	0.00	0.00	0.00

CPGA (3)	$103	$107	$95	$144
CPGA(India)	175	94	150	147
CPGA(ROW (5))	39	129	46	166

EBITDA (4)	$(12,030)	$(10,015)	$(10,548)	$(17,042)

(1)	Average Monthly Subscription Revenue Per Subscriber (“ARPU”)—Please see definition and further discussion under Average Monthly Subscription Revenue Per Subscriber on page 15.
(2)	SAC—Please see definition and further discussion under Subscriber Acquisition Cost on page 17.
(3)	CPGA—Please see definition and further discussion under Cost Per Gross Addition on page 18.
(4)

EBITDA—We refer to net loss before interest income, interest expense, income taxes, depreciation and amortization as “EBITDA”. EBITDA is not a measure of financial performance under generally accepted accounting principles. We believe EBITDA is often a useful measure of a company’s operating performance and is a significant basis used by our management to measure the operating performance of our business. Because we have funded and completed the build-out of our system through the raising and expenditure of large amounts of capital, our results of operations reflect significant charges for depreciation, amortization and interest expense. EBITDA, which excludes this information, provides helpful information about the operating performance of our business, apart from the expenses associated with our physical plant or capital structure. EBITDA is frequently used as one of the bases for comparing businesses in our industry, although our measure of EBITDA may not be comparable to similarly titled measures of other companies. EBITDA does not purport to represent operating loss or cash flow from operating activities, as those terms are defined under generally accepted accounting principles and should not be considered as an alternative to those measurements as an indicator of our performance.

(5)	ROW—Rest of World: All other operating regions excluding India.

	Three Months ended June 30,
	2005	2004
Reconciliation of Net Loss to EBITDA
Net Loss as reported	$(22,020)	$(52,312)
Addback non-EBITDA items included in net loss:
Interest income	(914)	(109)
Interest expense	2,307	27,664
Depreciation & amortization	14,702	14,742
Provision for deferred income taxes benefit	(6,105)	—

EBITDA	$(12,030)	$(10,015)

	Six Months ended June 30,
	2005	2004
Reconciliation of Net Loss to EBITDA
Net Loss as reported	$(31,271)	$(101,947)
Addback non-EBITDA items included in net loss:
Interest income	(1,602)	(214)
Interest expense	5,162	54,778
Depreciation & amortization	29,406	30,341
Provision for deferred income taxes benefit	(12,243)	—

EBITDA	$(10,548)	$(17,042)

Results of Operations

Three-Months and Six-Months ended June 30, 2005 and 2004

	Three Months ended June 30,		Six Months ended June 30,
	2005	2004	2005	2004
	(in thousands, except share and per share data)
Revenue
Subscriber revenue	$799	$163	$1,596	$309
Equipment revenue	558	491	976	1,221
Other revenue	971	1,224	2,311	3,221

Total Revenue	2,328	1,878	4,883	4,751

Operating Expenses
Cost of Services (excludes depreciation, shown separately below)
Satellite and transmission, programming and other	3,391	3,285	6,869	6,520
Cost of equipment	581	184	1,024	237
Selling, general and administrative	10,985	7,578	21,603	13,265
Stock-based compensation (1)	276	827	987	1,688
Depreciation and amortization	14,702	14,742	29,406	30,341

Total Operating Expenses	29,935	26,616	59,889	52,051

Loss from Operations	(27,607)	(24,738)	(55,006)	(47,300)

Other Income (Expense)
Gain on extinguishment of debt	—	—	14,130	—
Interest income	914	109	1,602	214
Interest expense	(2,307)	(27,664)	(5,162)	(54,778)
Other	875	(19)	922	(83)

Total Other Income (Expense)	(518)	(27,574)	11,492	(54,647)

Loss Before Income Taxes	(28,125)	(52,312)	(43,514)	(101,947)
Income Tax Benefit	6,105	—	12,243	—

Net Loss	$(22,020)	$(52,312)	$(31,271)	$(101,947)

Loss per share—basic and diluted	$(0.95)	$(9.04)	$(1.35)	$(17.62)

Weighted Average Number of Shares Outstanding	23,211,317	5,784,868	23,211,317	5,784,868

(1) Allocation of stock based compensation to operating expenses:

Satellite, transmission, programming and other	$8	$13	$20	$25
Selling, general and administrative	$268	$814	$967	$1,663

Results of Operations

Three months ended June 30, 2005 compared with three months ended June 30, 2004

Revenue

The table below presents our operating revenue for the three months ended June 30, 2005 and 2004, together with the relevant percentage of total revenue represented by each revenue category.

	Three months ended June 30,
	2005		2004
		Percent of total		Percent of total
	($ in thousands)
Revenue:
Subscription	$799	34.3	$163	8.7
Capacity lease	336	14.4	402	21.4
Government services	429	18.4	567	30.2
Equipment sales	555	23.8	405	21.6
Other	209	9.1	341	18.1

Total revenue:	$2,328	100.0	$1,878	100.0

Total revenue for the three months ended June 30, 2005 was $2.3 million, a 24.0% increase compared with $1.9 million for the three months ended June 30, 2004. This increase in total revenue was primarily due to by increased revenue from subscribers to our DARS service and equipment sales partially offset by a reduction in revenue from government service contracts and capacity leases. Our total revenue consists of subscription fees, leasing of satellite capacity, government services, equipment sales, and other items such as advertising and technology licensing. The mix of our revenue changed during 2004 as we emerged from development stage and launched subscription services in a limited manner.

Subscribers.

As of June 30, 2005, we had over 63,000 subscribers, compared to approximately 12,000 at June 30, 2004. Our subscribers include approximately 27,000 in India, and 36,000 in other regions under our coverage area. We expect to increase our subscribers primarily in India as we continue to ramp up our sales and marketing activities, and continue to launch in key metro areas. In 2004, we launched service in Bangalore and Chennai in 2005. We augmented our service presence in 2005, launching in Hyderabad in April, and in New Delhi in July.

Subscription revenue.    Subscription revenue for the three months ended June 30, 2005 was approximately $0.8 million, an increase of 390.2% compared with $0.2 million, generated in the three months ended June 30, 2004. This increase in subscription revenues was primarily due to the increase in our paying subscribers from approximately 12,000 for the three months ended June 30, 2004 to approximately 63,000 for the three months ended June 30, 2005.

Average Monthly Subscription Revenue Per Subscriber(ARPU).

Blended ARPU (India and ROW) was approximately $4.39 for the three months ended June 30, 2005 compared to approximately $4.90 for the three months ended June 30, 2004. ARPU from India was $2.35 for the three months ended June 30, 2005. We launched our subscription service in India in March 2004, and had minimal subscriber by June 30, 2004. We do not believe an ARPU metric for this period is material. ARPU is derived from the total of monthly earned subscription revenue (net of promotions and rebates) divided by the monthly average number of subscribers for the period reported. ARPU is a measure of operational performance and not a measure of financial performance under generally accepted accounting principles. We expect total blended ARPU to decrease in 2005 as we continue to increase our subscriber base in India relative to other regions (with higher ARPU’s). On July 7th we increased the annual subscription pricing in India by fifty percent to Rs. 1,800 (approximately $40 per year or $3.34 per month) from Rs. 1,200 (approximately $27 per year or $2.30 per month). The increase in the monthly subscription price will take effect for all billing cycles on or after July 7th and will be implemented over time. We therefore expect that ARPU for India will increase in 2005.

Capacity lease revenue.    Satellite capacity lease revenue for the three months ended June 30, 2005 was $0.3 million, a decrease of 16.4% compared with $0.4 million, for the three months ended June 30, 2004. This decrease was a result of a reduction in the number of broadcasters contracting to use our satellite capacity for their broadcasts as we shifted focus toward acquiring new subscribers and away from the capacity leasing business.

Government services revenue.    Government services revenue for the three months ended June 30, 2005 was $0.4 million, a decrease of 24.3% compared with $0.6 million, for the three months ended June 30, 2004. Government services revenues decreased principally as we fulfilled the Pakistan Education Initiative (PEI) contract in 2004. Government services revenue included minimal equipment sales for the three months ended June 30, 2005, and approximately $0.1 million for the three months ended June 30, 2004.

Equipment sales revenue.    Equipment sales revenue was approximately $0.6 million for the three months ended June 30, 2005, an increase of 37.0% compared with $0.4 million, for the three months ended June 30, 2004. This increase was primarily due to increased unit sales in India. Excluding the receivers sold under the government services unit, as described above, we sold a total of approximately 9,000 receivers in the three months ended June 30, 2005, compared with approximately 5,000 receivers sold in the three months ended June 30, 2004. Minimal receivers have been sold by the government service unit in 2005.

Other revenue.    Other revenue, including licensing revenue, for the three months ended June 30, 2005 was $0.2 million, a decrease of 38.8% compared with $0.3 million, in the three months ended June 30, 2004. This decrease was related to factors which we do not consider operationally significant, including a decrease in advertising barter revenue.

Cost of services

The table below presents our costs of services for the three months ended June 30, 2005 and 2004, together with the percentages of total cost of services represented by each category.

	Three months ended June 30,
	2005		2004
		Percent of total		Percent of total
	($ in thousands)
Cost of services:
Engineering & broadcast operations	$2,197	55.3	$2,226	64.2
Content & programming	789	19.9	549	15.8
Customer care, billing & collection	110	2.8	195	5.6
Cost of equipment	581	14.6	184	5.3
Other cost of services	295	7.4	315	9.1

Total cost of services:	$3,972	100.0	$3,469	100.0

Total cost of services for the three months ended June 30, 2005 was $4.0 million, a 14.5% increase compared with $3.5 million in the three months ended June 30, 2004. This increase was primarily due to increases in the cost of equipment.

Engineering and broadcast operations.    Engineering and broadcast expense, including the cost of operating our two satellites, ground control systems and telecommunications links as well as our in-orbit insurance, for the three months ended June 30, 2005 was $2.2 million, a decrease of 1.3% compared with $2.2 million, in the three months ended June 30, 2004. These expenses remained relatively flat due to lower regional operating center expenses in 2004, offset by increases in in-orbit insurance, and a pricing adjustment related to satellite monitoring services provided by Gabon Telecom (in Libreville).

Content and programming.    Content and programming expense, which includes content production, music royalties and other content acquisition costs, for the three months ended June 30, 2005 was $0.8 million, an increase of 43.7% compared with $0.5 million in the three months ended June 30, 2004. This increase was primarily due to increased production and content costs resulting from increased headcount, and additional channels launched in India.

Customer care, billing and collections.    Customer care, billing and collections expense for the three months ended June 30, 2005 was $0.1 million, compared to $0.2 million for the three months ended June 30, 2004. We commenced our customer care, billing and collections in March 2004 to support the limited launch of our subscription services in India, and incurred start up expenses related to the service launch. Consequently our billing and collection expenses decreased by 43.6% for the three months ended June 30, 2005, although these expenses are expected to increase as we continue to add subscribers throughout the rest of the year.

Cost of Equipment.    Cost of equipment for the three months ended June 30, 2005 was $0.6 million, an increase of 215.8% compared with $0.2 million, in the three months ended June 30, 2004. This increase was due to a $0.8 million loss on inventory valuation in 2004. Excluding this loss on inventory valuation, cost of equipment decreased slightly due to an increasing number of low cost receivers being sold in India. The number of receivers sold increased from approximately 6,000 in the three months ended June 30, 2004 to approximately 9,000 in the three months ended June 30, 2005.

Subscriber Acquisition Cost (SAC)

SAC includes the negative margins from equipment sales to end customers, but does not include ongoing loyalty payments to retailers and distribution partners, and payments under revenue sharing arrangements to content providers. SAC costs are reported under Cost of equipment, net of Equipment revenue. Total blended SAC (India and ROW) was approximately $2.04 per subscriber for the three months ended June 30, 2005 and negligible for the three months ended June 30, 2004. SAC for India was $11.96 per subscriber for the three months ended June 30, 2005 and $3.21 per subscriber for the three months ended June 30, 2004. We expect SAC for India to increase slightly in 2005 as we continue to subsidize certain models of receivers sold in India, on a tactical basis.

Other cost of services.    Other cost of services for the three months ended June 30, 2005 was $0.3 million, remaining relatively flat compared with $0.3 million, in the three months ended June 30, 2004.

Operating expense

The table below presents our operating expense for the three months ended June 30, 2005 and 2004, together with the relevant percentage increase (decrease) year-over-year.

	Three months ended June 30,
	2005	2004	Percent increase (decrease)
Operating expense:
Cost of Services	$3,972	$3,469	14.5
Selling, general & administrative	10,985	7,578	45.0
Stock-based compensation	276	827	(66.6)
Depreciation and amortization	14,702	14,742	(0.3)

Total operating expense:	$29,935	$26,616	12.5

Total operating expense for the three months ended June 30, 2005 was $29.9 million, a 12.5% increase compared with $26.6 million for the three months ended June 30, 2004. This increase was primarily due to an increase in our selling, general and administrative expense. Our selling, general and administrative expense for the three months ended June 30, 2005 was $11.0 million, an increase of 45.0% compared with $7.6 million in the three months ended June 30, 2004. This increase was primarily due to a $1.0 million increase in sales and marketing expenses, $0.7 million increase in professional services in connection with the financing, a $0.4 million increase in facilities expense, and a $0.6 million increase in headcount expense as we increased our staffing levels in connection with our continued service ramp. Our stock based compensation expense was $0.3 million in the three months ended June 30, 2005, a decrease of 66.6% compared with $0.8 million in the three months ended June 30, 2004. This decrease occurred as a substantial portion of outstanding options became vested. Pursuant to certain key executive employment agreements, restricted share awards were granted under the 2005 Incentive Award Plan (plan). These grants of Class A Common Stock will vest immediately after the conclusion of the lock-up period of 180 days following the date the registration was declared effective. Accordingly, compensation expense of approximately $26 million will be recorded over the 180-day vesting period. Depreciation and amortization expense between the three months ended June 30, 2005 and the three months ended June 30, 2004 was relatively flat: $14.7 million in 2005 and $14.7 million in 2004.

Cost Per Gross Addition (CPGA)

CPGA includes the amounts in SAC described above, as well as advertising, media and other discretionary marketing expenses, but does not include headcount related to sales and marketing staff. These costs are reported under Selling, General and Administrative expenses. Total blended CPGA expense (for India and ROW) was approximately $1.2 million for the three months ended June 30, 2005 and approximately $0.4 million for the three months ended June 30, 2004. Total CPGA expense for India was approximately $1.0 million for the three months ended June 30, 2005 and approximately $0.2 million for the three months ended June 30, 2004. CPGA expenses increased in 2005 as we substantially ramped up our sales and marketing activities after receiving financing in December 2004. Unit blended CPGA (for India and ROW) was approximately $103 for the three months ended June 30, 2005 and approximately $107 for the three months ended June 30, 2004. Unit CPGA for India was approximately $175 for the three months ended June 30, 2005 and approximately $94 for the three months ended June 30, 2004. We expect CPGA for the year to decrease as we amortize total expected sales and marketing activity over an increased number of gross additions in the following two quarters.

Other income (expense)

Interest income.    Interest income for the three months ended June 30, 2005 was $0.9 million, an increase of 738.5% compared with $0.1 million in the three months ended June 30, 2004. This increase was due to interest earned on the $155 million convertible debt raised in December 2004.

Interest expense.    Interest expense for the three months ended June 30, 2005 was $2.3 million, a decrease of 91.7% compared with $27.7 million in the three months ended June 30, 2004. This decrease was primarily due to the extinguishments of debt pursuant to the Loan Restructuring Agreement described in the S1, which reduced our long-term debt liability from $1.4 billion as of December 31, 2004 to $155.0 million as of June 30, 2005.

Other income (expense).    Other expense for the three months ended June 30, 2005 was $0.9 million due to foreign currency fluctuation under a contract where our payment obligations was denominated in Euros. Other expense was minimal for the three months ended June 30, 2004.

Income tax

Due to a loss before income taxes of $28.1 million, we recorded an income tax benefit of $6.1 million in the three months ended June 30, 2005.

Net loss

For the three months ended June 30, 2005 and 2004, as result of the factors referred to above, we incurred net losses of $22.0 million and $52.3 million, respectively, a decrease of 57.9%.

Six months ended June 30, 2005 compared with six months ended June 30, 2004

Revenue

The table below presents our operating revenue for the six months ended June 30, 2005 and 2004, together with the relevant percentage of total revenue represented by each revenue category.

	Six months ended June 30,
	2005		2004
		Percent of total		Percent of total
	($ in thousands)
Revenue:
Subscription	$1,596	32.7	$309	6.5
Capacity lease	747	15.3	1,105	23.3
Government services	790	16.2	1,362	28.7
Equipment sales	972	19.9	735	15.5
Other	778	15.9	1,240	26.0

Total revenue:	$4,883	100.0	$4,751	100.0

Total revenue for the six months ended June 30, 2005 was $4.9 million, remaining relatively flat compared with $4.8 million for the six months ended June 30, 2004. This was primarily due to increased revenue from subscribers to our DARS service and equipment sales offset by a reduction in revenue from government service contracts and capacity leases. The mix of our revenue changed during 2004 as we emerged from development stage and launched subscription services in a limited manner.

Subscription revenue.    Subscription revenue for the six months ended June 30, 2005 was approximately $1.6 million, an increase of 416.0% compared with $0.3 million, generated in the six months ended June 30, 2004. This increase in subscription revenues was primarily due to the increase in our paying subscribers.

Average Monthly Subscription Revenue Per Subscriber(ARPU).

Blended ARPU (for India and ROW) was approximately $5.03 for the six months ended June 30, 2005 and approximately $6.68 for the six months ended June 30, 2004. ARPU from India was $2.47 for the six months ended June 30, 2005. We do not believe an ARPU metric for India is meaningful for the six months ended June 30, 2004 as we launched our service in India in March and had minimal subscribers by June. We expect that ARPU for India will increase in 2005. On July 7th we increased the annual subscription pricing by 50% to Rs. 1800 (approximately $40) from Rs. 1200 (approximately $30). The increase in the monthly subscription price will take effect for all billing cycles on or after July 7th and therefore will be implemented over time. We expect total blended ARPU to decrease for 2005 as we increase the percentage of subscribers in India relative to other regions (where we sell a global subscription package ranging from $5.00 per month to $9.99 per month).

Capacity lease revenue.    Satellite capacity leasing revenue for the six months ended June 30, 2005 was $0.7 million, a decrease of 32.4% compared with $1.1 million, for the six months ended June 30, 2004. This decrease was a result of a reduction in the number of broadcasters contracting to use our satellite capacity for their broadcasts as we shifted focus toward acquiring new subscribers and away from the capacity leasing business.

Government services revenue.    Government services revenue for the six months ended June 30, 2005 was $0.8 million, a decrease of 42.0% compared with $1.4 million, for the six months ended June 30, 2004. Government services revenues decreased principally as we fulfilled the Pakistan Education Initiative (PEI) contract. Government services revenue included minimal equipment sales for the six months ended June 30, 2005, and approximately $0.5 million for the six months ended June 30, 2004.

Equipment sales revenue.    Equipment sales revenue was approximately $1.0 million for the six months ended June 30, 2005, an increase of 32.2% compared with $0.7 million, for the six months ended June 30, 2004. This increase was primarily due to the greater availability of low-cost receivers and increased unit sales in India. Excluding the receivers sold under the government services unit, as described above, we sold a total of approximately 14,000 receivers in the six months ended June 30, 2005, compared with approximately 7,000 receivers sold in the six months ended June 30, 2004.

Other revenue.    Other revenue, including licensing revenue, for the six months ended June 30, 2005 was $0.8 million, a decrease of 37.2% compared with $1.2 million, in the six months ended June 30, 2004. This decrease was related to factors which we do not consider operationally significant, including a decrease in advertising barter revenue.

Cost of services

The table below presents our costs of services for the six months ended June 30, 2005 and 2004, together with the relevant percentages of total cost of services for each cost category.

	Six months ended June 30,
	2005		2004
		Percent of total		Percent of total
	($ in thousands)
Cost of services:
Engineering & broadcast operations	$4,383	55.5	$4,219	62.4
Content & programming	1,744	22.1	1,528	22.6
Customer care, billing & collection	152	1.9	195	2.9
Cost of equipment	1,024	13.0	237	3.5
Other cost of services	590	7.5	578	8.6

Total cost of services:	$7,893	100.0	$6,757	100.0

Total cost of services for the six months ended June 30, 2005 was $7.9 million, a 16.8% increase compared with $6.8 million in the six months ended June 30, 2004. This increase was primarily due to increases in the cost of equipment.

Engineering and broadcast operations.    Engineering and broadcast expense, including the cost of operating our two satellites, ground control systems and telecommunications links as well as our in-orbit insurance, for the six months ended June 30, 2005 was $4.4 million, an increase of 3.9% compared with $4.2 million, in the six months ended June 30, 2004. This increase was primarily due to lower regional operating center expenses in 2004, by an increase in in-orbit insurance as we renewed policies on our AfriStar and AsiaStar satellites in April 2005, in conjunction with a pricing adjustment related to satellite monitoring services provided by Gabon Telecom (in Libreville).

Content and programming.    Content and programming expense, which includes content production, music royalties and other content acquisition costs, for the six months ended June 30, 2005 was $1.7 million, an increase of 14.1% compared with $1.5 million, in the six months ended June 30, 2004. These expenses increased as we increased staffing levels to support global content production and launched additional channels in India.

We expect content costs to continue to increase in 2005 as we launch additional channels for India.

Customer care, billing and collections.    Customer care, billing and collections expense for the six months ended June 30, 2005 was $0.2 million, compared to $0.2 million for the six months ended June 30, 2004. We commenced our customer care, billing and collections in March 2004 to support the limited launch of our subscription services in India. Prior to this limited launch in March 2004, our two subscription service packages were being tested, and expenses related to customer care, billing and collections were minimal. We incurred operational start-up costs related to the service launch and consequently our billing and collection expenses decreased by 22.1% for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. These expenses are expected to increase as we continue to add subscribers throughout the rest of the year.

Cost of Equipment.    Cost of equipment for the six months ended June 30, 2005 was $1.0 million, or 13.0% of total cost of services, an increase of 332.1% compared with $0.2 million, in the six months ended June 30, 2004. This increase was due to a $0.8 million loss on inventory valuation in 2004. Excluding this loss on inventory valuation, cost of equipment decreased slightly due to an increased number of lower cost receivers being sold in India in 2005, as we fulfilled the PEI contract in 2004, and focused on ramping up subscriptions in India in 2005. The government services unit sold minimal receivers in 2005.

Subscriber Acquisition Cost (SAC)

Total blended SAC (for India and ROW) was approximately $2.30 per subscriber for the six months ended June 30, 2005 and negligible for the six months ended June 30, 2004. SAC for India was approximately $10.42 per subscriber for the six months ended June 30, 2005 and approximately $21.43 per subscriber for the six months ended June 30, 2004. Our SAC costs are primarily driven by equipment subsidies on units sold in India. We expect SAC for India to increase slightly as we continue to subsidize certain models of receivers sold in India on a tactical basis.

Other cost of services.    Other cost of services for the six months ended June 30, 2005 was $0.6 million, an increase of 2.1% compared with $0.6 million, in the six months ended June 30, 2004. This increase was due to an increase in subscription revenue share paid to our partners in Kenya, South Africa and France, offset by a reduction of shipping and VAT charges, as we completed delivery of the receivers for the PEI contract.

Operating expense

The table below presents our operating expense for the six months ended June 30, 2005 and 2004, together with the relevant percentage increase (decrease) year-over-year.

	Six Months Ended June 30,
	2005	2004	Percent increase (decrease)
Operating expense:
Cost of Services	$7,893	$6,757	16.8
Selling, general & administrative	21,603	13,265	62.9
Stock-based compensation	987	1,688	(41.5)
Depreciation and amortization	29,406	30,341	(3.1)

Total operating expense:	$59,889	$52,051	15.1

Total operating expense for the six months ended June 30, 2005 was $60.0 million, a 15.1% increase compared with $52.1 million for the six months ended June 30, 2004. This increase was primarily due to an increase in our selling, general and administrative expense. Our selling, general and administrative expense for the six months ended June 30, 2005 was $21.6 million, an increase of 62.9% compared with $13.3 million in the six months ended June 30, 2004. This increase was primarily due to a $3.2 million reduction in bonus compensation expense in the six months ended June 30, 2004, a $1.1 million increase in sales and marketing expense, a $1.7 million increase in professional services fees associated with the financing activities, and a $1.8 million temporary increase in facilities expense as our subtenants terminated their lease in May 2004, and we incurred increased expenditure on extension of our current lease to September 2005. Our stock based compensation expense was $1.0 million in the six months ended June 30, 2005, a decrease of 41.5% compared with $1.7 million in the six months ended June 30, 2004 . This decrease occurred as the majority of our existing options vested. Pursuant to certain key executive employment agreements, restricted share awards were granted under the plan. These grants of Class A Common Stock will vest immediately after the conclusion of the lock-up period of 180 days following the date the registration statement’s initial public offering was declared effective. Accordingly, compensation expense of approximately $26 million will be recorded over the 180-day vesting period. Depreciation and amortization expense between the six months ended June 30, 2005 and the six months ended June 30, 2004 was relatively flat: $29.4 million in 2005 and $30.3 million in 2004.

Cost Per Gross Addition (CPGA)

Total blended CPGA expense (for India and ROW) was approximately $2.0 million for the six months ended June 30, 2005 and approximately $0.9 million for the six months ended June 30, 2004. CPGA for India was approximately $1.6 million for the six months ended June 30, 2005 and approximately $0.5 million for the six months ended June 30, 2004. CPGA expense increased in 2005 as we significantly ramped up our sales and marketing activities subsequent to closing a financing transaction in December 2004. Unit blended CPGA (for India and ROW) was approximately $95 for the six months ended June 30, 2005 and approximately $144 for the six months ended June 30, 2004. CPGA for India was approximately $150 for the six months ended June 30, 2005 and approximately $147 for the six months ended June 30, 2004. We expect unit CPGA expenses to decrease in 2005 as we amortize our fixed sales and marketing expenses over a larger number of gross subscriber additions for the year.

Other income (expense)

Interest income.    Interest income for the six months ended June 30, 2005 was $1.6 million, an increase of 648.6% compared with $0.2 million in the six months ended June 30, 2004. This increase was due to interest earned on the $155 million convertible debt raised in December 2004.

Interest expense.    Interest expense for the six months ended June 30, 2005 was $5.2 million, a decrease of 90.6% compared with $54.8 million in the six months ended June 30, 2004. This decrease was primarily due to the extinguishments of debt pursuant to the Loan Restructuring Agreement described in our S1, which reduced our long-term debt liability from $1.4 billion as of December 31, 2004 to $155 million as of June 30, 2005.

Other income (expense).    Other income for the six months ended June 30, 2005 was $0.9 million, compared to $0.1 million of expense recorded in the six months ended June 30, 2004. We also recorded a gain on extinguishment of debt of $14.1 million related to the Alcatel settlement described in the S1.

Income tax

Due to a loss before income taxes of $43.5 million, we recorded an income tax benefit of $12.2 million in the six months ended June 30, 2005.

Net loss

For the six months ended June 30, 2005 and 2004, as result of the factors referred to above, we incurred net losses of $31.3 million and $101.9 million, respectively, a decrease of 69.3%.

LIQUIDITY AND CAPITAL RESOURCES

Overview

As of June 30, 2005, we had cash and cash equivalents of $83.3 million. Cash and cash equivalents decreased $71.1 million during the six months ended June 30, 2005. This decrease resulted from $60.2 million used in operating activities and $3.7 million used in investing activities, and $7.2 million used for financing activities. Investing activities consisted mainly of $2.3 million used for the purchase of property and equipment and $1.4 million used for satellite and related systems. Cash flows used in operations includes the net loss of $27.9 million, and cash used for working capital purposes, offset in part by the non cash expenses included in net loss. On a pro forma basis, after effecting for net proceeds from our IPO and the investment from XM Satellite Radio (‘XM’), our cash and cash equivalents would have been $327.9 million on June 30, 2005.

Historical sources of cash

We raised $1.8 billion of equity and debt net proceeds from inception through August 3, 2005 from investors and strategic partners to fund out operations. This includes $25 million investment from XM, and $249.2 million gross proceeds from our recent IPO, of which the aggregate gross proceeds of the IPO to the Company were approximately $241.5 million.

IPO

On August 3, 2005, we agreed to sell 11,868,400 shares of common stock at a price to the public of $21.00 per share in our initial public offering. The aggregate gross proceeds to us from the public offering were approximately $241.5 million. We incurred expenses of approximately $19.3 million of which approximately $16.9 million represented underwriting discounts and commissions and approximately $2.4 million represented expenses related to the offering. Net proceeds to us from the offering were $222.2 million.

XM Investment

On July 18, 2005, we issued XM Satellite Radio 1,562,500 shares of Class A common stock for an aggregate purchase price of $25 million. The net proceeds after deducting expenses, were $22.4 million.

Uses of Cash

Our cash used during the six months ended June 30, 2005, consisted primarily of funding operating expenses, working capital, and several one- time corporate expenses, including approximately $11.7 million in financial advisory fees in connection with our December 2004 private placement of senior convertible notes and the Loan Restructuring Agreement; approximately $10 million in connection with the Alcatel Settlement, approximately $2.2 million in connection with legal and accounting fees for the private placement and the IPO.

Future Operating Liquidity and Capital Resource Requirements

Based upon our current plans, we believe that our cash, cash equivalents and marketable securities will be sufficient to cover our estimated funding needs for at least the next 12 months. Our financial projections are based on assumptions which we believe are reasonable but contain significant uncertainties.

We intend to use our existing cash reserves to execute our business plan, which includes the build-out of a terrestrial repeater network; service launch in key cities and marketing expenses related to subscriber acquisitions in India; business development activities in China, Western Europe and other selected markets within our broadcast coverage area. We expect that the majority of our expenditures in 2005 will be directed towards sales and marketing activities, including developing subscriber operations, increasing content and programming development, capital expenditures, operating and corporate expenses including research and development, and several one- time corporate expenses, including approximately $2.5 million in financial advisory fees in connection with the XM transaction, investment banking fees of approximately $16.9 million in connection with the IPO; approximately $2.0 million in remaining settlement fees in connection with an outstanding obligation to Alcatel; approximately $6.0 million in connection with the build-out of our new offices in Silver Spring; and approximately $0.9 million remaining expenses in connection with legal and accounting fees in connection with the IPO.

Our business is in its early stages, and we regularly evaluate our plans and strategy. These evaluations may result in changes to our plans and strategy, some of which may be material and significantly change our cash requirement. Our business plan is based on estimates regarding expected future costs and expected revenue. Our costs may exceed or our revenues may fall short of our estimates, our estimates may change, and future developments may affect our estimates. Furthermore, we will require additional cash to fully launch our business in China and Western Europe.

Any of these factors may increase our need for funds, which would require us to seek additional financing to continue implementing our current business plan. However, there can be no assurance that we will be successful in securing financing or that it will be available to us at attractive terms.

Our ability to obtain the financing in the future will depend on several factors, including future market conditions; our success in developing, implementing and marketing our satellite radio service; our future creditworthiness; and restrictions contained in agreements with our investors or lenders. If we fail to obtain any necessary financing on a timely basis or on attractive terms, our results of operations could be materially adversely affected. Additional financings could also increase our level of indebtedness or result in further dilution to existing shareholders.

Capital expenditures

We have spent approximately $724.3 million on capital expenditures related to the development and launch of our satellites, for our ground systems and for property and equipment. We expect to spend additional amounts to enhance our infrastructure with terrestrial repeaters. We expect to start our terrestrial repeater network build-out in key metropolitan areas in India next year and the total cost to cover these major metropolitan areas will be approximately $20 million. This amount will need to be reviewed as we conduct further topographical analysis. Until we receive the final approvals from China’s regulatory agencies, we will not start the build-out of a terrestrial repeater network in China. We do not envision this project starting in the next 12 months. We expect the total network in China to cost a similar amount as India in its initial stages. Our future capital expenditures will depend on our business strategy and our response to business opportunities and trends in our industry and our markets.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency

As a global company, we are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany balances between subsidiaries that operate in different functional currencies and transactions with customers, suppliers and employees that are denominated in foreign currencies. Our objective is to minimize our exposure to these risks through our normal operating activities and, where appropriate, to have these transactions denominated in United States dollars. For the six months ended June 30, 2005, approximately 58% of our total revenues and 24% of total operating expenses were denominated in foreign currencies. The following table shows approximately the split of these foreign currency exposures by principal currency:

	Foreign Currency Exposure at June 30, 2005
	Euro	Indian Rupee	Kenyan Shilling	South African Rands	Other	Total Exposure
Total Revenues	33%	24%	16%	17%	10%	100%
(six months ended June 30, 2005)

Total Cost of Revenues and Operating Expenses	29%	33%	21%	8%	9%	100%
(six months ended June 30, 2005)

For fiscal 2004, approximately 48% of our total revenues and 4% of our total operating expenses were denominated in foreign currencies.

Interest Rates

Our market risk from changes in interest rates is not material because our long-term debt only includes the Convertible Notes which have a fixed interest rate.

Item 4.  Controls and Procedures

We maintain disclosure controls and procedures that have been designed to ensure that information related to the Company is recorded, processed, summarized and reported on a timely basis. The Company has established a Disclosure Committee that is responsible for accumulating potentially material information regarding the Company’s activities and considering the materiality of this information. The Disclosure Committee is also responsible for making recommendations regarding disclosure and communicating this information to our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure. The Company’s Disclosure Committee is comprised of our senior legal official, chief operating officer, corporate controller, head of internal audit and certain other members of the Company’s finance department.

Evaluation of the Company’s disclosure controls and procedures.    An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, as required by Rule 13a-15 of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.    In light of the aggregation of significant deficiencies constituting a material weakness as of December 31, 2004, the Company has instituted control improvements, including hiring additional key accounting personnel and instituting a greater level of internal control consciousness. In addition, during the quarter ended June 30, 2005, the Company added further controls by establishing an internal audit function, implementing additional review procedures over the selection, application and monitoring of appropriate accounting policies, and increasing oversight of its overseas subsidiaries. There have been no additional changes in its respective internal control over financial reporting during the quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, our respective internal control over financial reporting.

Part II—Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)    Not applicable.

(b)    On August 3, 2005, the Securities and Exchange Commission declared effective the Company’s Registration Statement on Form S-1, as amended (Reg. No. 333-124044), filed in connection with the Company’s initial public offering of 11,868,400 shares of Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”). On August 9, 2005, the Company completed the offering at an initial public offering price per share of $21.00. Of the 11,868,400 shares of Class A Common Stock offered, the Company sold 11,500,000 shares and a selling stockholder sold 368,400 shares. The Company did not receive any of the proceeds of the sale by the selling stockholder. The managing underwriters for the initial public offering were UBS Securities LLC and SG Cowen & Co.

The aggregate proceeds of the offering were $249,236,400, of which the aggregate gross proceeds to the Company were approximately $241,500,000. Net proceeds to the Company, after deducting underwriting discounts and commissions of $16,905,000 and estimated offering expenses of approximately $2,284,763, were approximately $222,210,237. As of September 7, 2005, the Company held approximately $222,210,237 of the net proceeds from the offering, all of which are invested in short-term financial instruments.

(c)    Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended June 30, 2005.

Item 6.  Exhibits

31.1	Certification of the Chief Executive Officer of WorldSpace, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of WorldSpace, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer of WorldSpace, Inc. pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of WorldSpace, Inc. pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLDSPACE, INC.
(Registrant)

By:	/S/ NOAH A. SAMARA
Noah A. Samara Chairman, Chief Executive Officer and President

/S/ SRIDHAR GANESAN
Sridhar Ganesan Executive Vice President–Chief Financial Officer

Dated: September 8, 2005

EXHIBIT INDEX

Exhibit No.
31.1	Certification of the Chief Executive Officer of WorldSpace, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of WorldSpace, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer of WorldSpace, Inc. pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of WorldSpace, Inc. pursuant to Section 906 of Sarbanes-Oxley Act of 2002