Form 10-Q
period 2005-09-30
WorldSpace, Inc
filed 2005-11-09
CIK 1315054

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2005

Commission file number 000-51466

WORLDSPACE, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-1732881
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8515 Georgia Avenue, Silver Spring, MD 20910

(Address of principal executive offices) (Zip code)

301-960-1200

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of November 8, 2005)
CLASS A COMMON STOCK, $0.01 PAR VALUE	19,321,332

CLASS B COMMON STOCK, $0.01 PAR VALUE	17,426,443

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

PART I. FINANCIAL INFORMATION

Item 1:	Financial Statements

WORLDSPACE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three-Months and Nine-Months ended September 30, 2005 and 2004

	Three Months ended September 30,		Nine Months ended September 30,
	2005	2004	2005	2004
	(in thousands, except share and per share data)
Revenue
Subscription revenue	$959	$289	$2,554	$599
Equipment revenue	670	288	1,646	1,510
Other revenue	724	979	3,035	4,200

Total Revenue	2,353	1,556	7,235	6,309

Operating Expenses
Cost of Services (excludes depreciation, shown separately below)
Satellite and transmission, programming and other	5,028	2,846	11,898	9,366
Cost of equipment	998	410	2,022	1,425
Selling, general and administrative	17,571	8,474	39,172	21,739
Stock-based compensation (1)	9,258	810	10,246	2,499
Depreciation and amortization	14,732	14,681	44,136	45,022

Total Operating Expenses	47,587	27,221	107,474	80,051

Loss from Operations	(45,234)	(25,665)	(100,239)	(73,742)

Other Income (Expense)
Gain on extinguishment of debt	—	—	14,130	—
Interest income	2,044	109	3,647	323
Interest expense	(2,336)	(30,611)	(7,498)	(85,389)
Other	1,389	(1,107)	2,312	(414)

Total Other Income (Expense)	1,097	(31,609)	12,591	(85,480)

Loss Before Income Taxes	(44,137)	(57,274)	(87,648)	(159,222)
Income Tax Benefit	28,719	—	40,961	—

Net Loss	$(15,418)	$(57,274)	$(46,687)	$(159,222)

Loss per share—basic and diluted	$(0.48)	$(9.90)	$(1.78)	$(27.52)

Weighted Average Number of Shares Outstanding	32,024,046	5,784,868	26,159,693	5,784,868

(1) Allocation of stock based compensation to operating expenses:
Satellite, transmission, programming and other	$9,148	$12	$10,136	$38
Selling, general and administrative	$110	$798	$110	$2,461

See accompanying notes to unaudited condensed consolidated financial statements.

WORLDSPACE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2005 and December 31, 2004

	September 30, 2005	December 31, 2004
	Unaudited
	(in thousands, except share data)
Assets
Current Assets
Cash and cash equivalents	$63,047	$154,362
Marketable Securities	233,434	—
Accounts receivable, net	2,009	1,738
Prepaid expenses	6,220	1,750
Inventory, net	4,588	1,644
Other current assets	3,445	1,190

Total Current Assets	312,743	160,684

Restricted Cash and Investments	8,674	1,775
Property and Equipment, net	14,385	11,431
Satellites and Related Systems, net	413,675	459,426
Deferred Financing Costs, net	14,047	14,724
Other Assets	1,185	1,047

Total Assets	$764,709	$649,087

Liabilities and Shareholders’ Deficit
Current Liabilities
Accounts payable	$17,381	$54,496
Accrued expenses	13,260	14,380
Income taxes payable	20,000	20,000
Accrued purchase commitment	12,240	13,258
Accrued interest	—	10,801
Deferred tax liability	1,207	1,403

Total Current Liabilities	64,088	114,338

Long-term Debt	155,000	155,000
Deferred Tax Liability	205,104	245,869
Other Liabilities	1,750	9,111
Contingent Royalty Obligation	1,814,175	1,814,175

Total Liabilities	2,240,117	2,338,493

Commitments and Contingencies
Shareholders’ Deficit
Preferred Stock, $.01 par value; 25,000,000 shares authorized; no shares issued and outstanding as of September 30, 2005	—	—
Class A Common stock, $.01 par value; 200,000,000 shares and 100,000,000 shares authorized; 19,180,707 shares and 2,797,368 shares issued and outstanding as of September 30, 2005 and December 31, 2004, respectively	192	28
Class B Common stock, $.01 par value; 75,000,000 shares authorized; 17,426,443 shares and 20,413,949 shares, issued and outstanding, as of September 30, 2005 and December 31, 2004, respectively	174	204
Additional paid-in capital	712,871	425,247
Deferred compensation	(27,885)	(1,085)
Accumulated other comprehensive loss	(627)	(354)
Accumulated deficit	(2,160,133)	(2,113,446)

Total Shareholders’ Deficit	(1,475,408)	(1,689,406)

Total Liabilities and Shareholders’ Deficit	$764,709	$649,087

See accompanying notes to unaudited condensed consolidated financial statements.

WORLDSPACE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months ended September 30, 2005 and 2004

	Nine months ended September 30,
	2005	2004
	(in thousands)
Cash Flows from Operating Activities
Net loss	$(46,687)	$(159,222)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	44,136	45,022
Loss on disposal of fixed assets	6,291	651
Amortization of deferred financing costs	677	3,025
Amortization of debt discount	—	20,199
Adjustment to cost basis of satellite and related systems	5,834	—
Stock-based compensation	10,246	2,499
Deferred tax expense	(40,961)	—
Other	(411)	925
Changes in assets and liabilities:
Accounts receivable and other assets	(9,940)	1,128
Accounts payable and accrued expenses	(38,235)	2,248
Accrued interest	(10,801)	61,487
Other liabilities	(8,379)	512

Net Cash Used in Operating Activities	(88,230)	(21,526)

Cash Flows from Investing Activities
Purchase of property and equipment, net	(11,500)	(245)
Purchase of marketable securities	(579,759)	—
Sale/Maturities of marketable securities	346,325	—
Purchase of satellite and related systems	(1,964)	—

Net Cash Used in Investing Activities	(246,898)	(245)

Cash Flows from Financing Activities
Proceeds from short-term borrowings and notes payable	—	21,355
Proceeds from sale of common stock	266,892	—
Costs incurred for sale of common stock	(23,180)	—
Proceeds from the conversion of long-term debt	7,000	—
Decrease (Increase) in restricted cash, net	(6,899)	28

Net Cash Provided by Financing Activities	243,813	21,383

Net decrease in Cash and Cash Equivalents	(91,315)	(388)
Cash and Cash Equivalents, beginning of period	154,362	1,740

Cash and Cash Equivalents, end of period	$63,047	$1,352

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$5,818	$—

See accompanying notes to unaudited condensed consolidated financial statements.

WORLDSPACE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY

(UNAUDITED)

Nine Months ended September 30, 2005

	Common Stock				Additional Paid-in Capital	Deferred Comp- -ensation	AOCI ¶ (Loss)	Accumul- -ated Deficit	Total	Compre- -hensive Loss
	Class A		Class B
	Shares	Amount	Shares	Amount
	(In thousands, except for share information)
Balance, December 31, 2004	2,797,368	$28	20,413,949	$204	$425,247	$(1,085)	$(354)	$(2,113,446)	$(1,689,406)
Conversion of common stock	2,987,506	30	(2,987,506)	(30)	—	—	—	—	—
Issuance of common stock (IPO)	11,500,000	115	—	—	220,748	—	—	—	220,863
XM satellite radio private placement	1,562,500	16	—	—	22,441	—	—	—	22,457
Debt conversion	333,333	3	—	—	6,997	—	—	—	7,000
Warrants issued to consultant	—	—	—	—	393	—	—	—	393
Employee stock based compensation	—	—	—	—	37,045	(26,800)	—	—	10,245
Foreign currency translation adj.	—	—	—	—	—	—	(273)	—	(273)	(273)
Net loss								(46,687)	(46,687)	(46,687)

Comprehensive Loss										(46,960)

Balance, September 30, 2005 (Unaudited)	19,180,707	$192	17,426,443	$174	$712,871	$(27,885)	$(627)	$(2,160,133)	$(1,475,408)

¶ AOCI: Accumulated Other Comprehensive Income

WORLDSPACE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(A) Organization

WorldSpace, Inc. (WSI) was organized on July 29, 1990, and incorporated in the State of Maryland on November 5, 1990. WorldSpace, Inc. and Subsidiaries (the Company) is engaged in the design, development, construction, deployment and financing of a satellite-based radio and data broadcasting service, which serves areas of the world where traditional broadcast media or internet services are limited. The Company, which operates in 10 countries, has one satellite in orbit over Africa, another over Asia and a completed third satellite currently in storage. This third satellite can be used to replace either of the Company’s two operational satellites or may also be modified and launched to provide DARS in Western Europe.

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

The balance sheet and operating results of the Company’s foreign operations are consolidated using the local currencies of the countries in which they are located as the functional currency. The balance sheet accounts are translated at exchange rates in effect at the end of the period, and income statement accounts are translated at average exchange rates during the period. The resulting translation gains and losses are included as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included in the Company’s income statement in the period in which they occur.

In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring entries, necessary for a fair presentation of the consolidated financial position of WorldSpace, Inc. and its subsidiaries as of September 30, 2005; the results of operations for the three and nine month periods ended September 30, 2005 and 2004; and cash flows for the nine months ended September 30, 2005 and 2004. Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation.

The Company has determined that all of its investments are marketable securities to be classified as “Held-to-Maturity”. Held-to-Maturity securities are recorded at amortized cost. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in the “Interest income” line item on the accompanying consolidated statements of operations. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as held-to-maturity are included in the “Interest income” line item on the consolidated statements of operations. We invest in highly-liquid, short-term marketable securities. As of September 30, 2005 the weighted average maturity of the marketable securities portfolio was 12 days. The unrealized gains/losses on the marketable securities, if accounted, would be reported in the stockholders’ equity in the accompanying consolidated balance sheets under the caption “Accumulated Other Comprehensive Income” to an extent of $10,000.

WORLDSPACE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Registration Statement on Form S-1 and declared effective by the SEC on August 3, 2005. (See Note C, Initial Public Offering).

(C) Initial Public Offering

On August 3, 2005, the Company’s initial public offering of 11.8 million shares of its Class A Common Stock became effective. The Company and a stockholder sold 11.5 million shares and 0.3 million shares, respectively. The Company’s net proceeds from the initial public offering after deducting the underwriter discounts and commissions and estimated offering expenses was approximately $221 million. The Company intends to use the proceeds of this offering to implement its India business plan, including service launch in key cities, marketing expenses related to subscriber acquisitions and build-out of a terrestrial repeater network; business development activities in China, Western Europe and other selected markets within its broadcast coverage area; and general, administrative, corporate and working capital expenses. Pending such use, the proceeds have been invested in short-term marketable securities.

(D) Stock-Based Compensation

At September 30, 2005, the Company has a stock-based employee compensation plan. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company has adopted the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123. The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months ended September 30,		Nine Months ended September 30,
	2005	2004	2005	2004
	(in thousands, except share data)
Net loss as reported	$(15,418)	$(57,274)	$(46,687)	$(159,222)
Add: stock-based employee compensation expense included in reported net loss	98	810	1,085	2,499
Deduct: total stock-based employee compensation expense determined under fair value-based method for all awards	(104)	(8,347)	(1,183)	(25,139)

Proforma net loss	$(15,424)	$(64,811)	$(46,785)	$(181,862)

Net loss per share as reported—basic and diluted	$(0.48)	$(9.90)	$(1.78)	$(27.52)
Proforma net loss per share—basic and diluted	$(0.48)	$(11.20)	$(1.79)	$(31.44)

Additionally, the Company issued 187,500 warrants to a consultant during 2003 in exchange for investment banking services received. The warrants have an exercise price of $1.60 per share and a contractual period of 10 years. Following the successful completion of the Company’s December 31, 2004 convertible note financing, 156,250 of the warrants vested and became exercisable. The remaining 31,250 warrants vested and became exercisable following the SEC declared effectiveness of the Company’s initial public offering on August 3, 2005 (See Note C, Initial Public Offering). The fair value of the warrants on September 30, 2005, as determined by the Black-Scholes option pricing model, were $2.5 million and $2.1 million and are recorded in deferred financing

WORLDSPACE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

costs in the accompanying balance sheets at September 30, 2005 and December 31, 2004, respectively, as these costs were direct and incremental to the financing.

In accordance with SFAS No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”) and the Securities and Exchange Commission’s rule amending the compliance dates of SFAS No. 123R, we will begin to recognize compensation expense for equity-based compensation using the fair value method in 2006, as discussed in Note K, Recent Accounting Pronouncements.

2005 Incentive Award Plan

On July 7, 2005, the Company’s shareholders approved the 2005 Incentive Award Plan (‘The Plan’). The Plan provides for the grant of up to 5,625,000 shares of our Class A Common Stock for stock based awards to employees, consultants and directors of the Company and its subsidiaries and affiliates. The Company granted employees restricted stock awards, effective August 3, 2005. The stock award program offers employees the opportunity to earn shares of our stock over time, rather than options that give employees the right to buy stock at a pre-determined price. For the period ended September 30, 2005 the Company issued 1,764,052 restricted stock units to its employees. These stock units have vesting periods ranging between six months and three years. The Company recorded deferred stock compensation of $37.0 million, effective August 3, 2005, of which an expense of $9.2 million was recorded for the three-month period ended September 30, 2005.

(E) Debt

Long-Term Debt

Long-term debt at September 30, 2005 and December 31, 2004 consisted of the following (in thousands):

	September 30, 2005	December 31, 2004
Convertible promissory notes	$155,000	$155,000

The convertible promissory notes mature on December 31, 2014, and are convertible into reserved Class A shares of the Company’s common stock at the lesser of $13.52 per share or 90 percent of the price of the Company’s initial public offering common share, subject to certain adjustments as defined in the promissory note agreements. In accordance with Emerging Issues Task Force 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company may record additional interest expense upon conversion of the debt. Interest payments are due quarterly beginning March 31, 2005. The related registration rights agreement provides that beginning 180 days after an IPO of the Company’s common stock, declared effective by the Securities and Exchange Commission (SEC) on August 3, 2005, the investors have the right to demand that the Company file up to three registration statements with the SEC at any time during the period defined in the related registration rights agreement, in order to sell some or all of the Class A Common Stock received upon any conversion of the convertible promissory notes. If a registration statement is not filed by the Company with the SEC by the applicable deadline, a penalty of up to 3 percent of the aggregate purchase price of the promissory notes will be imposed. Additionally, three years following the effective date of the issuance of the convertible promissory notes, the investors may require the Company to redeem the unpaid principal and accrued interest.

Line-of-Credit

WorldSpace India Private Limited, a wholly owned subsidiary of the Company, has a $1,000,000 line-of-credit to purchase inventory. The Company and one director of WorldSpace India Private Limited have

WORLDSPACE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

guaranteed the debt. Substantially the entire inventory is collateralized to secure the debt. As of September 30, 2005 and December 31, 2004, $920,000 and $229,000 respectively, was outstanding and is included in accounts payable on the accompanying Balance Sheets.

(F) Provision for Income Taxes

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

During September, 2005 the Company relocated its corporate headquarters from the District of Columbia to Montgomery County, MD. Due to the change in state tax jurisdictions, the corporate effective tax rate decreased by approximately 2%. As a result of this change, the deferred tax liabilities were reduced by approximately $11.6 million and the Company recorded an increase in the tax benefit for the quarter of an equal amount.

(G) Net Loss Per Share

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

For the three and nine month periods ended September 30, 2005 and 2004, options, warrants and other convertible securities to purchase approximately 31.4 and 18.2 million shares of common stock, respectively, were outstanding, but not included in the computation of diluted earnings per share, because the effect would be anti-dilutive.

(H) Commitments and Contingencies

Leases

The Company leases office space under non-cancelable operating leases that expire through 2016. As of September 30, 2005 minimum annual rental commitments under these leases, including the amendments discussed in the following paragraph, through December 2009 are:

(in thousands)
October-December 2005	$617
2006	2,945
2007	3,191
2008	2,902
2009	2,917
Thereafter	17,039

$29,611

WORLDSPACE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On November 11, 2004, the Company’s Washington D.C. Headquarters office lease was amended whereby the Company forfeited $1.9 million of its security deposit that was recorded as selling, general and administrative expense in 2004, for the right, at its option, to vacate the premises during the first six months of 2005. The agreement was subsequently extended through September 30, 2005. As a result of its headquarters relocation, the Company wrote off its Washington D.C. (old headquarters) deferred lease obligations and leasehold improvements. The Company recorded a one-time net benefit of $1.5 million under “Other Income (Expense)—Other” section of the Condensed Consolidated Statement of Operations.

On October 21, 2005, the Company’s Silver Spring Headquarters office lease was amended whereby the Company leased an additional 20,130 sq. ft. on the 6th and 7th floors to accommodate current and future employee growth. The schedule listed above includes minimum payments under this amendment of $5.0 million.

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

Design and Production Agreement

The Company is committed to purchasing 722,445 satellite radio receiver chipsets for approximately $17.3 million at September 30, 2005. The Company has recorded a liability equal to the excess of the aggregate purchase price over the expected sales price, of $12.2 million and $13.2 million at September 30, 2005 and December 31, 2004, respectively, as accrued purchase commitment in the accompanying consolidated balance sheets. The difference between the liability at September 30, 2005 and December 31, 2004 is the result of the purchase of 4,000 chipsets by one of the Company’s licensed receiver manufacturers and due to changes in the exchange rates of foreign currencies.

(I) Contingent Royalty Obligation

Effective December 31, 2004 the Company restructured $1,553 million of notes payable and advances. Under the terms of the agreements, the ongoing obligations of the Company to the lender were set forth in a separate royalty arrangement (Royalty Agreement), under which the Company is required to pay the lender 10 percent of earnings before interest, taxes, depreciation, and amortization, if any, for each year through 2015 in exchange for the lender releasing all claims. The Company is subject to certain covenants regarding the disposition of assets, liquidation of the Company, reporting, and distributions or payments to certain current shareholders. The Royalty Agreement also requires the Company to have a segregated reserve, to be funded each quarter in any year in which payment under the Royalty Agreement is projected, at the rate of 25 percent of the estimated annual payment. In addition, 80 percent of the annual payment is required to be made within 60 days after year-end, and the remaining portion within 180 days following year-end. Even though management is satisfied that the debt may not be reinstated, in accordance with SFAS No. 15, Accounting by Debtors and Creditors for Trouble Debt Restructuring, the debt restructuring is not considered an extinguishment of debt because the future payments under the agreement are indeterminate. Accordingly, the carrying value of the debt and accrued interest of $1,814 million is shown as a contingent royalty obligation on the accompanying balance sheets.

WORLDSPACE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(J) Equity

Common Stock

On June 23, 2005, 2,987,506 shares of Class B Common Stock were converted, on a one-for-one basis, into shares of Class A Common Stock.

On July 7, 2005, the Company’s Shareholders approved a 1.6 to 1.0 reverse stock split of the Company’s outstanding shares of Class A and Class B Common Stock and an amendment to the Company’s Certificate of Incorporation increasing the authorized shares of Class A Common Stock to 200 million shares, on a post-split basis. As a result of the reverse stock split, per share amounts have been adjusted.

XM Satellite Radio Transaction

On July 18, 2005, the Company sold to XM Satellite Radio Holdings, Inc. (“XM”) 1,562,500 shares of its Class A Common Stock for $22.5 million, net of $2.5 million fees associated with this transaction. The Company also issued to XM, a warrant to purchase an aggregate number of shares of Class A Common Stock equal to $37.5 million. In connection with the transaction, the Company appointed to its Board of Directors the Chairman of XM’s Board of Directors.

Alcatel Settlement

As a result of the Company’s completion of its initial public offering, the Company issued 333,333 shares of its Class A Common Stock on August 3, 2005 and paid $2 million, in cash, on August 16, 2005, in settlement of the Company’s $9 million obligation.

(K) Recent Accounting Pronouncements

In December 2004, the FASB issued revised SFAS No. 123R, Share-Based Payment. SFAS No. 123R sets accounting requirements for share-based compensation to employees and requires companies to recognize, in the income statement, the grant-date fair value of stock options and other equity-based compensation. SFAS No. 123R will be effective beginning January 1, 2006. The Company’s adoption of SFAS No. 123R is not expected to have a material impact on its financial position or results of operations.

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

WORLDSPACE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(L) Geographic Areas

The following tables present summary operating information by geographic segment for the three and nine months ended September 30, 2005 and 2004:

	Geographical Area Data
	Three Months ended September 30,			Nine Months ended September 30,
	2005	2004		2005	2004
	(in thousands)
Revenue
United States	$996	$674	(2)	$3,083	$3,429	(1)
India	593	220		1,267	549
France	212	416		1,120	1,535
Kenya	212	119		640	593
South Africa	184	—		685	—
Singapore	18	33		43	60
Other foreign countries	138	94		397	143

	$2,353	$1,556		$7,235	$6,309

Customers from which 10 percent or more of revenue is derived.

(1)	Includes $1.5 million from USAID
(2)	Includes $0.2 million from USAID

Long-lived Segment Assets

	September 30, 2005	December 31, 2004
	(in thousands)
United States	$425,059	$469,283
Foreign countries	3,001	1,574

Excludes deferred financing costs, restricted cash and investments and investments in affiliates and other assets.

Item 2:	Management’s discussion and analysis of financial condition and results of operations

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

Summary Operating Metrics

The key metrics we use to monitor our business growth and our operational results are: ending subscribers, Average Monthly Subscription Revenue Per Subscriber (“ARPU”), Subscriber Acquisition Cost (“SAC”), Cost Per Gross Addition (“CPGA”) and EBITDA presented as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net Subscriber Additions	11,141	6,253	40,801	13,742
India	7,737	3,616	27,335	5,376
ROW (1)	3,404	2,637	13,466	8,366

Total EOP Subs	75,071	18,725	75,071	18,725
India	35,670	5,376	35,670	5,376
ROW (1)	39,401	13,349	39,401	13,349

ARPU (2)	$4.43	$6.00	$4.83	$6.46
ARPU (India)	2.73	2.12	2.56	1.89
ARPU (ROW) (1)	5.86	6.61	6.49	6.84

SAC (3)	$27	$1	$11	$2
SAC(India)	38	9	23	19
SAC(ROW) (1)	5	0	0	0

CPGA (4)	$407	$128	$200	$122
CPGA(India)	508	97	310	154
CPGA(ROW) (1)	202	181	78	111

EBITDA (5)	$(29,113)	$(12,091)	$(39,661)	$(29,134)

(1)	ROW—Rest of World: All other operating regions excluding India.
(2)	Average Monthly Subscription Revenue Per Subscriber (“ARPU”)—Please see definition and further discussion under Average Monthly Subscription Revenue Per Subscriber on page 15.
(3)	SAC—Please see definition and further discussion under Subscriber Acquisition Cost on page 17.
(4)	CPGA—Please see definition and further discussion under Cost Per Gross Addition on page 18.
(5)	EBITDA—We refer to net loss before interest income, interest expense, income taxes, depreciation and amortization as “EBITDA”. EBITDA is not a measure of financial performance under generally accepted accounting principles. We believe EBITDA is often a useful measure of a company’s operating performance and is a significant basis used by our management to measure the operating performance of our business. Because we have funded and completed the build-out of our system through the raising and expenditure of large amounts of capital, our results of operations reflect significant charges for depreciation, amortization and interest expense. EBITDA, which excludes this information, provides helpful information about the operating performance of our business, apart from the expenses associated with our physical plant or capital structure. EBITDA is frequently used as one of the bases for comparing businesses in our industry, although our measure of EBITDA may not be comparable to similarly titled measures of other companies. EBITDA does not purport to represent operating loss or cash flow from operating activities, as those terms are defined under generally accepted accounting principles and should not be considered as an alternative to those measurements as an indicator of our performance.

	Three Months ended September 30,
	2005	2004
Reconciliation of Net Loss to EBITDA
Net Loss as reported	$(15,418)	$(57,274)
Addback non-EBITDA items included in net loss:
Interest income	(2,044)	(109)
Interest expense	2,336	30,611
Depreciation & amortization	14,732	14,681
Provision for deferred income taxes benefit	(28,719)	—

EBITDA	$(29,113)	$(12,091)

	Nine Months ended September 30,
	2005	2004
Reconciliation of Net Loss to EBITDA
Net Loss as reported	$(46,687)	$(159,222)
Addback non-EBITDA items included in net loss:
Interest income	(3,647)	(323)
Interest expense	7,498	85,389
Depreciation & amortization	44,136	45,022
Provision for deferred income taxes benefit	(40,961)	—

EBITDA	$(39,661)	$(29,134)

Results of Operations

Three-Months and Nine-Months ended September 30, 2005 and 2004

	Three Months ended September 30,		Nine Months ended September 30,
	2005	2004	2005	2004
	(in thousands, except share and per share data)
Revenue
Subscription revenue	$959	$289	$2,554	$599
Equipment revenue	670	288	1,646	1,510
Other revenue	724	979	3,035	4,200

Total Revenue	2,353	1,556	7,235	6,309

Operating Expenses
Cost of Services (excludes depreciation, shown separately below)
Satellite and transmission, programming and other	5,028	2,846	11,898	9,366
Cost of equipment	998	410	2,022	1,425
Selling, general and administrative	17,571	8,474	39,172	21,739
Stock-based compensation (1)	9,258	810	10,246	2,499
Depreciation and amortization	14,732	14,681	44,136	45,022

Total Operating Expenses	47,587	27,221	107,474	80,051

Loss from Operations	(45,234)	(25,665)	(100,239)	(73,742)

Other Income (Expense)
Gain on extinguishment of debt	—	—	14,130	—
Interest income	2,044	109	3,647	323
Interest expense	(2,336)	(30,611)	(7,498)	(85,389)
Other	1,389	(1,107)	2,312	(414)

Total Other Income (Expense)	1,097	(31,609)	12,591	(85,480)

Loss Before Income Taxes	(44,137)	(57,274)	(87,648)	(159,222)
Income Tax Benefit	28,719	—	40,961	—

Net Loss	$(15,418)	$(57,274)	$(46,687)	$(159,222)

Loss per share—basic and diluted	$(0.48)	$(9.90)	$(1.78)	$(27.52)

Weighted Average Number of Shares Outstanding	32,024,046	5,784,868	26,159,693	5,784,868

(1) Allocation of stock based compensation to operating expenses:
Satellite, transmission, programming and other	$9,148	$12	$10,136	$38
Selling, general and administrative	$110	$798	$110	$2,461

Results of Operations

Three months ended September 30, 2005 compared with three months ended September 30, 2004

Revenue

Our total revenue consists of subscription fees, leasing of satellite capacity, government services, equipment sales, and other items such as advertising and technology licensing. The mix of our revenue changed during 2004 as we emerged from development stage and launched subscription services in a limited manner. The table below presents our operating revenue for the three months ended September 30, 2005 and 2004, together with the relevant percentage of total revenue represented by each revenue category.

	Three months ended September 30,
	2005		2004
	($ in thousands)
Revenue:
Subscription	$959	40.8%	$289	18.6%
Capacity lease	147	6.2	375	24.1
Government services	362	15.4	273	17.6
Equipment sales	625	26.6	283	18.2
Other	260	11.0	336	21.5

Total revenue:	$2,353	100%	$1,556	100%

Total revenue for the three months ended September 30, 2005 was $2.4 million, a 51.2% increase compared with $1.6 million for the three months ended September 30, 2004. This increase in total revenue was primarily due to increased revenue from subscribers to our DARS service and equipment sales partially offset by a reduction in revenue from capacity leases.

Subscribers.

As of September 30, 2005, we had 75,071 subscribers, compared with 18,725 subscribers at September 30, 2004. Our subscribers include 35,670 in India, and 39,401 in other regions under our coverage area. We expect to increase our subscribers primarily in India as we continue to ramp up our sales and marketing activities, and continue to launch in key metro areas. We continued to augment our service presence in the third quarter of 2005, launching in New Delhi and Mumbai, and have subsequently launched service in Ahmedabad, Kochi and Pune in October, 2005.

Subscription revenue.    Subscription revenue for the three months ended September 30, 2005 was approximately $1.0 million, an increase of 231.8% compared with $0.3 million, recorded in the three months ended September 30, 2004. This increase in subscription revenues was primarily due to the increase in our paying subscribers from 18,725 for the three months ended September 30, 2004 to 75,071 subscribers for the three months ended September 30, 2005.

Average Monthly Subscription Revenue Per Subscriber(ARPU).

Blended ARPU (India and ROW) was $4.43 for the three months ended September 30, 2005 compared with $6.00 for the three months ended September 30, 2004. ARPU from India was $2.73 for the three months ended September 30, 2005, compared with $2.12 for the three months ended September 30, 2004. ARPU is derived from the total of monthly earned subscription revenue (net of promotions and rebates) divided by the monthly average number of subscribers for the period reported. ARPU is a measure of operational performance and not a measure of financial performance under generally accepted accounting principles. As expected, total blended ARPU has been decreasing in 2005 and we anticipate it will continue to do so as we increase our subscriber base in India relative to other regions (with higher ARPU’s). On July 7, 2005 we increased the annual subscription pricing in India by fifty percent to Rs. 1,800 (approximately $40 per year or $3.34 per month) from Rs. 1,200 (approximately $27 per year or $2.30 per month). The increase in the monthly subscription price took effect for all billing cycles on or after July 7, 2005. As a result, we expect that ARPU for India will continue to increase.

Capacity lease revenue.    Satellite capacity lease revenue for the three months ended September 30, 2005 was $147,000, a decrease of 60.8% compared with $375,000, for the three months ended September 30, 2004. This decrease was a result of a reduction in the number of broadcasters contracting to use our satellite capacity for their broadcasts as we shifted focus toward acquiring new subscribers and away from the capacity leasing business.

Government services revenue.    Government services revenue for the three months ended September 30, 2005 was $362,000, an increase of 32.5% compared with $273,000, for the three months ended September 30, 2004. Government services revenues increased as a result of new contract acquisitions. Government services revenue included minimal equipment sales for the three months ended September 30, 2005 and September 30, 2004.

Equipment sales revenue.    Equipment sales revenue was approximately $625,000 for the three months ended September 30, 2005, an increase of 121.1% compared with $283,000, for the three months ended September 30, 2004. This increase was primarily due to increased unit sales of lower priced receivers in India. We sold a total of approximately 11,600 receivers in the three months ended September 30, 2005, compared with approximately 3,800 receivers sold in the three months ended September 30, 2004. A minimum number of receivers were sold by the government service unit in the three months ended September 30, 2004, and 2005.

Other revenue.    Other revenue, including licensing revenue, for the three months ended September 30, 2005 was $260,000, a decrease of 22.9% compared with $336,000, in the three months ended September 30, 2004. This decrease was related to lower advertising barter revenue.

Cost of services

The table below presents our costs of services for the three months ended September 30, 2005 and 2004, together with the percentages of total cost of services represented by each category.

	Three months ended September 30,
	2005		2004
		Percent of total		Percent of total
	($ in thousands)
Cost of services:
Engineering & broadcast operations	$3,579	59.4%	$2,026	62.2%
Content & programming	1,141	18.9	554	17.0
Customer care, billing & collection	132	2.2	125	3.9
Cost of equipment	998	16.6	410	12.6
Other cost of services	176	2.9	141	4.3

Total cost of services:	$6,026	100.0%	$3,256	100.0%

Total cost of services for the three months ended September 30, 2005 was $6.0 million, an 85.1% increase compared with $3.3 million for the three months ended September 30, 2004. This increase was primarily due to an increase in the cost of engineering & broadcast operations, content & programming & equipment.

Engineering and broadcast operations.    Engineering and broadcast expense, including the cost of operating our two satellites, ground control systems and telecommunications links as well as our in-orbit insurance, for the three months ended September 30, 2005 was $3.6 million, an increase of 76.7% compared with $2.0 million, for the three months ended September 30, 2004. This increase was due primarily to an increase in in-orbit insurance as we renewed our policies on our AfriStar and AsiaStar satellites in April 2005.

Content and programming.    Content and programming expense, which includes content production, music royalties and other content acquisition costs, for the three months ended September 30, 2005 was $1.1 million, an increase of 105.9% compared with $0.6 million for the three months ended September 30, 2004. This increase was primarily due to increased production and content costs resulting from increased headcount and additional channels launched in India. We expect these costs to increase as we continue to add new channels to enhance our existing content line up.

Customer care, billing & collection.    Customer care, billing and collections expense for the three months ended September 30, 2005 was $132,000, a 5.6% increase compared to $125,000 for the three months ended September 30, 2004. We commenced our customer care, billing and collections in March 2004 to support the limited launch of our subscription services in India, and incurred start up expenses related to the service launch. Consequently our billing and collection expenses have not increased substantially for the three months ended September 30, 2005, although these expenses are expected to increase as we continue to add subscribers throughout the rest of the year.

Cost of Equipment.    Cost of equipment for the three months ended September 30, 2005 was $1.0 million, an increase of 143.4% compared with $0.4 million in the three months ended September 30, 2004. This increase was due to an increased number of low-cost receivers sold in India. The number of receivers sold increased from approximately 3,800 in the three months ended September 30, 2004 to approximately 11,600 in the three months ended September 30, 2005.

Subscriber Acquisition Cost (SAC)

SAC is calculated by including the negative margins from equipment sales to end customers and excluding ongoing royalty payments to retailers and distribution partners, and payments under revenue sharing arrangements to content providers divided by gross subscriber additions. SAC costs are reported under Cost of equipment, net of Equipment revenue. Total blended SAC (India and ROW) was approximately $27 per subscriber for the three months ended September 30, 2005 and $1 for the three months ended September 30, 2004. SAC for India was $38 per subscriber for the three months ended September 30, 2005 and $9 per subscriber for the three months ended September 30, 2004. Our SAC costs are primarily driven by equipment subsidies on units sold in India. We expect SAC for India to increase in 2005 as we continue to subsidize certain models of receivers sold in India during the festival season.

Other cost of services.    Other cost of services for the three months ended September 30, 2005 was $176,000, compared with $141,000, for the three months ended September 30, 2004.

Operating expense

The table below presents our operating expense for the three months ended September 30, 2005 and 2004, together with the relevant percentage increase year-over-year.

	Three months ended September 30,
	2005	2004	Percent increase
Operating expense:
Cost of Services	$6,026	$3,256	85.1%
Selling, general & administrative	17,571	8,474	107.4
Stock-based compensation	9,258	810	1,043.0
Depreciation and amortization	14,732	14,681	0.3

Total operating expense:	$47,587	$27,221

Total operating expense for the three months ended September 30, 2005 was $47.6 million, a 74.8% increase compared with $27.2 million for the three months ended September 30, 2004. This increase was due primarily to increases in our selling, general and administrative expense, and stock-based compensation. Our selling, general and administrative expense for the three months ended September 30, 2005 was $17.6 million, an increase of 107.4% compared with $8.5 million for the three months ended September 30, 2004. This increase was primarily due to a $3.9 million increase in sales and marketing expenses, a $3.1 million increase in headcount expense as we increased our staffing levels in connection with our continued service ramp, and a $1.9 million increase in outside services as we increased our use of outside consultants and incurred additional legal expenses associated with our new lease in Silver Spring, and incorporation of our European subsidiary. Our stock based compensation expense was $9.3 million in the three months ended September 30, 2005 an increase of 1043.0% compared with $0.8 million in the three months ended September 30, 2004. We granted employees restricted stock awards, effective August 3, 2005. The stock award program offers employees the opportunity to earn shares of our stock over time, rather than options that give employees the right to buy stock at a pre-determined price. For the period ended September 30, 2005 we issued 1,764,052 restricted stock units to our employees. These stock units have vesting periods ranging between six months and three years. We recorded deferred stock compensation of $37.0 million, effective August 3, 2005, of which an expense of $9.2 million was recorded for the three-month period ended September 30, 2005. Depreciation and amortization expense for the three months ended September 30, 2005 and September 30, 2004 was relatively flat at $14.7 million.

Cost Per Gross Addition (CPGA)

CPGA includes the amounts in SAC described above, as well as advertising, media and other discretionary marketing expenses, but excludes headcount expense related to sales and marketing staff divided by gross subscriber additions. These costs are reported under Selling, General and Administrative expenses. Total blended CPGA expense (for India and ROW) was approximately $4.9 million for the three months ended September 30, 2005 and approximately $0.8 million for the three months ended September 30, 2004. Total CPGA expense for India was approximately $4.1 million for the three months ended September 30, 2005 and approximately $0.4 million for the three months ended September 30, 2004. CPGA expenses increased in 2005 as we substantially ramped up our sales and marketing activities after receiving financing in December 2004. Unit blended CPGA (for India and ROW) was approximately $407 for the three months ended September 30, 2005 and approximately $128 for the three months ended September 30, 2004. Unit CPGA for India was approximately $508 for the three months ended September 30, 2005 and approximately $97 for the three months ended September 30, 2004.

Other income (expense)

Interest income.    Interest income for the three months ended September 30, 2005 was $2.0 million, an increase of 1775.2% compared with $0.1 million in the three months ended September 30, 2004. This increase was due to an increase in interest rates and increased average cash balances as a result of our recent financing activities.

Interest expense.    Interest expense for the three months ended September 30, 2005 was $2.3 million, a decrease of 92.4% compared with $30.6 million in the three months ended September 30, 2004. This decrease was primarily due to the restructuring of debt pursuant to a loan restructuring agreement, which reduced our long-term debt liability from $1.4 billion as of December 30, 2004 to $155.0 million as of September 30, 2005.

Other income (expense).    Other income for the three months ended September 30, 2005 was $1.4 million, a 225.5% increase, compared with other expense for the three months ended September 30, 2004 of $1.1 million primarily due to a write-off of our Washington D.C. deferred lease obligations and leasehold improvements due to the headquarters move from Washington D.C. to Silver Spring, MD.

Income tax

During the three month period ended September 30, 2005, we recorded an income tax benefit of $28.7 million. This benefit is the result of current period operating losses and a reduction in our corporate effective tax rate by approximately 2% following the move of our headquarters from Washington, D.C. to Silver Spring, MD in September 2005.

Net loss

For the three months ended September 30, 2005 and 2004, as result of the factors referred to above, we recorded net losses of $15.4 million and $57.3 million, respectively, a decrease of 73.1%.

Nine months ended September 30, 2005 compared with nine months ended September 30, 2004

Revenue

Our total revenue consists of subscription fees, leasing of satellite capacity, government services, equipment sales, and other items such as advertising and technology licensing. The mix of our revenue changed during 2004 as we emerged from development stage and launched subscription services in a limited manner.

The table below presents our operating revenue for the nine months ended September 30, 2005 and 2004, together with the relevant percentage of total revenue represented by each revenue category.

	Nine months ended September 30,
	2005		2004
	($ in thousands)
Revenue:
Subscription	$2,554	35.3%	$599	9.5%
Capacity lease	893	12.3	1,480	23.5
Government services	1,152	15.9	1,635	25.9
Equipment sales	1,597	22.1	1,018	16.1
Other	1,039	14.4	1,577	25.0

Total revenue:	$7,235	100%	$6,309	100%

Total revenue for the nine months ended September 30, 2005 was $7.2 million, a 14.7% increase compared with $6.3 million for the nine months ended September 30, 2004. This was primarily due to increased revenue from subscribers to our DARS service and equipment sales offset by a reduction in revenue from government service contracts and capacity leases. The mix of our revenue changed during 2004 as we emerged from development stage and launched subscription services in a limited manner.

Subscription revenue.    Subscription revenue for the nine months ended September 30, 2005 was approximately $2.6 million, an increase of 326.4% compared with $0.6 million generated in the nine months ended September 30, 2004. This increase in subscription revenues was primarily due to the increase in our paying subscribers.

Average Monthly Subscription Revenue Per Subscriber(ARPU).

Blended ARPU (for India and ROW) was $4.83 for the nine months ended September 30, 2005 and $6.46 for the nine months ended September 30, 2004. ARPU from India was $2.56 for the nine months ended September 30, 2005, and $1.89 for the nine months ended September 30, 2004. We expect that ARPU for India will continue to increase in 2005. On July 7, 2005 we increased the annual subscription pricing by 50% to Rs. 1800 (approximately $40) from Rs. 1200 (approximately $27). The increase in the monthly subscription price took effect for all billing cycles on or after July 7, 2005. As expected, total blended ARPU has been declining in 2005 and we anticipate it will continue to do so as we increase the percentage of subscribers in India relative to other regions (where we sell a global subscription package ranging from $5.00 per month to $9.99 per month).

Capacity lease revenue.    Satellite capacity leasing revenue for the nine months ended September 30, 2005 was $0.9 million, a decrease of 39.6% compared with $1.5 million for the nine months ended September 30, 2004. This decrease was a result of a reduction in the number of broadcasters contracting to use our satellite capacity for their broadcasts as we shifted focus toward acquiring new subscribers and away from the capacity leasing business.

Government services revenue.    Government services revenue for the nine months ended September 30, 2005 was $1.2 million, a decrease of 29.5% compared with $1.6 million for the nine months ended September 30, 2004. Government services revenues decreased as we completed the Pakistan Education Initiative (PEI) contract in June 2005. Government services revenue included minimal equipment sales for the nine months ended September 30, 2005 and approximately $0.5 million for the nine months ended September 30, 2004, related to fulfillment of the PEI contract.

Equipment sales revenue.    Equipment sales revenue was approximately $1.6 million for the nine months ended September 30, 2005, an increase of 56.9% compared with $1.0 million for the nine months ended September 30, 2004. This increase was primarily due to the greater availability of low-cost receivers and increased unit sales in India. Excluding the receivers sold under the government services unit, as described above, we sold a total of approximately 26,200 receivers in the nine months ended September 30, 2005, compared with approximately 11,200 receivers sold in the nine months ended September 30, 2004.

Other revenue.    Other revenue, including licensing revenue, for the nine months ended September 30, 2005 was $1.0 million, a decrease of 34.2% compared with $1.6 million, in the nine months ended September 30, 2004. This decrease was related to lower advertising barter revenue.

Cost of services

The table below presents our costs of services for the nine months ended September 30, 2005 and 2004, together with the relevant percentages of total cost of services for each cost category.

	Nine months ended September 30,
	2005		2004
	($ in thousands)
Cost of services:
Engineering & broadcast operations	$7,962	57.2%	$6,245	57.9%
Content & programming	2,885	20.7	2,082	19.3
Customer care, billing & collection	284	2.0	320	3.0
Cost of equipment	2,022	14.5	1,425	13.2
Other cost of services	767	5.6	719	6.6

Total cost of services:	$13,920	100%	$10,791	100%

Total cost of services for the nine months ended September 30, 2005 was $13.9 million, a 29.0% increase compared with $10.8 million in the nine months ended September 30, 2004. This increase was primarily due to increases in the engineering and broadcast operations, content and programming and cost of equipment.

Engineering and broadcast operations.    Engineering and broadcast expense, including the cost of operating our two satellites, ground control systems and telecommunications links as well as our in-orbit insurance, for the nine months ended September 30, 2005 was $8.0 million, an increase of 27.5% compared with $6.2 million for the nine months ended September 30, 2004. This increase was primarily due to higher regional operating center expenses in 2005, and an increase in in-orbit insurance as we renewed policies on our AfriStar and AsiaStar satellites in April 2005, offset by a pricing adjustment related to satellite monitoring services provided by Gabon Telecom (in Libreville).

Content and programming.    Content and programming expense, which includes content production, music royalties and other content acquisition costs, for the nine months ended September 30, 2005 was $2.9 million, an increase of 38.6% compared with $2.1 million for the nine months ended September 30, 2004. These expenses increased as we increased staffing levels to support global content production and launched additional channels in India. We expect content costs to continue to increase in 2005 as we launch additional channels for India and other markets.

Customer care, billing & collection.    Customer care, billing and collections expense for the nine months ended September 30, 2005 was $0.3 million, remaining relatively flat compared to $0.3 million for the nine months ended September 30, 2004. We commenced our customer care, billing and collections in March 2004 to support the limited launch of our subscription services in India. Prior to this limited launch in March 2004, our two subscription service packages were being tested, and expenses related to customer care, billing and collections were minimal. We incurred operational start-up costs related to the service launch and consequently our billing and collection expenses decreased by 11.3% for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. These expenses are expected to increase as we continue to add subscribers throughout the rest of the year.

Cost of Equipment.    Cost of equipment for the nine months ended September 30, 2005 was $2.0 million, an increase of 41.9% compared with $1.4 million, in the nine months ended September 30, 2004. Cost of equipment increased due to an increased number of receivers being sold in India in 2005 as we focused on ramping up subscriptions in India. The government services unit sold minimal receivers in 2005, compared to approximately 6,000 receivers in 2004.

Subscriber Acquisition Cost (SAC)

SAC is calculated by including the negative margins from equipment sales to end customers and excluding ongoing royalty payments to retailers and distribution partners, and payments under revenue sharing arrangements to content providers divided by gross subscriber additions. SAC costs are reported under Cost of equipment, net of Equipment revenue. Total blended SAC (for India and ROW) was approximately $11 per subscriber for the nine months ended September 30, 2005 and $2 for the nine months ended September 30, 2004. SAC for India was approximately $23 per subscriber for the nine months ended September 30, 2005 and approximately $19 per subscriber for the nine months ended September 30, 2004. Our SAC costs are primarily driven by equipment subsidies on units sold in India. We expect SAC for India to increase as we continue to subsidize certain models of receivers sold in India during the festival season.

Other cost of services.    Other cost of services for the nine months ended September 30, 2005 was $767,000, an increase of 6.7% compared with $719,000 for the nine months ended September 30, 2004. This increase was due to an increase in subscription revenue share paid to our partners in Kenya, South Africa and France, offset by a reduction of shipping and VAT charges, as we completed delivery of the receivers for the PEI contract.

Operating expense

The table below presents our operating expense for the nine months ended September 30, 2005 and 2004, together with the relevant percentage increase (decrease) year-over-year.

	Nine Months Ended September 30,
	2005	2004	Percent increase (decrease)
Operating expense:
Cost of Services	$13,920	$10,791	29.0
Selling, general & administrative	39,172	21,739	80.2
Stock-based compensation	10,246	2,499	310.0
Depreciation and amortization	44,136	45,022	(2.0)

Total operating expense:	$107,474	$80,051

Total operating expense for the nine months ended September 30, 2005 was $107.5 million, a 34.3% increase compared with $80.0 million for the nine months ended September 30, 2004. This increase was primarily due to an increase in our selling, general and administrative and stock based compensation expense. Our selling, general and administrative expense for the nine months ended September 30, 2005 was $39.2 million, an increase of 80.2% compared with $21.7 million in the nine months ended September 30, 2004. This increase was primarily due to a $5.0 million increase in sales and marketing expense, a $4.7 million reduction in bonus compensation expense in the nine months ended September 30, 2004, a $3.0 million increase in outside services, and a $2.5 million temporary increase in facilities expense as our subtenants terminated their lease in May 2004, and we incurred increased expenditure on extension of our current lease to September 2005. Our stock based compensation expense was $10.2 million in the nine months ended September 30, 2005 an increase of 310.0% compared with $2.5 million in the nine months ended September 30, 2004. The Company granted employees restricted stock awards, effective August 3, 2005. For the period ended September 30, 2005 the company issued 1,764,052 restricted stock units to its employees. These stock units have vesting periods ranging between six months and three years. The company recorded deferred stock compensation of $37.0 million, effective August 3, 2005, of which an expense of $9.2 million was recorded for the three-month period ended September 30, 2005. Depreciation and amortization expense between the nine months ended September 30, 2005 and the nine months ended September 30, 2004 was $44.1 million in and $45.0 million respectively due to fixed asset additions.

Cost Per Gross Addition (CPGA)

CPGA includes the amounts in SAC described above, as well as advertising, media and other discretionary marketing expenses, but excludes headcount expense related to sales and marketing staff divided by gross subscriber additions. These costs are reported under Selling, General and Administrative expenses. Total blended CPGA expense (for India and ROW) was approximately $6.8 million for the nine months ended September 30, 2005 and approximately $1.7 million for the nine months ended September 30, 2004. CPGA for India was approximately $5.6 million for the nine months ended September 30, 2005 and approximately $0.8 million for the nine months ended September 30, 2004. CPGA expense increased in 2005 as we significantly ramped up our sales and marketing activities subsequent to closing a financing transaction in December 2004. Unit blended CPGA (for India and ROW) was approximately $200 for the nine months ended September 30, 2005 and approximately $122 for the nine months ended September 30, 2004. CPGA for India was approximately $310 for the nine months ended September 30, 2005 and approximately $154 for the nine months ended September 30, 2004.

Other income (expense)

Interest income.    Interest income for the nine months ended September 30, 2005 was $3.6 million, an increase of 1029.1% compared with $0.3 million in the nine months ended September 30, 2004. This increase was due to an increase in interest rates and increased average cash balances as a result of our recent financing activities.

Interest expense.    Interest expense for the nine months ended September 30, 2005 was $7.5 million, a decrease of 91.2% compared with $85.4 million in the nine months ended September 30, 2004. This decrease was primarily due to the extinguishments of debt pursuant to the Loan Restructuring Agreement described in our S1, which reduced our long-term debt liability from $1.4 billion as of December 30, 2004 to $155 million as of September 30, 2005.

Other income (expense).    Other income for the nine months ended September 30, 2005 was $2.3 million due to a write-off of its Washington D.C. deferred lease obligations and leasehold improvements due to the Company’s headquarters move from Washington D.C. to Silver Spring, MD, compared with $0.4 million of expense recorded in the nine months ended September 30, 2004. We also recorded a gain on extinguishment of debt of $14.1 million related to the Alcatel settlement. (See Note J—Equity).

Income tax

During the nine month period ended September 30, 2005, we recorded an Income tax benefit of $41.0 million. This benefit is the result of current period operating losses and a reduction in our corporate effective tax rate by approximately 2% following the move of our headquarters form Washington, D.C. to Silver Spring, MD in September 2005.

Net loss

For the nine months ended September 30, 2005 and 2004, as result of the factors referred to above, we recorded net losses of $46.7 million and $159.2 million, respectively, a decrease of 70.7%.

Liquidity and Capital Resources

Overview

As of September 30, 2005, we had cash and cash equivalents of $63.0 million, and marketable securities of $233.4 million. Cash and cash equivalents decreased $91.3 million during the nine months ended September 30, 2005. This decrease resulted from $88.2 million used in operating activities, $246.9 million used in investing activities, and $243.8 million provided by financing activities. Cash flows used in operations includes the net loss of $46.7 million, and $67.4 million used for working capital purposes, offset by $25.8 million in net non cash expenses included in net loss. Cash used in investing activities consisted mainly of $233.4 million purchases of marketable securities to invest the proceeds from the initial public offering, $11.5 million used for the purchase of property and equipment and $2.0 million used for purchase of satellite and related systems. Cash provided by financing activities consisted of $266.9 million from the sale of common stock in our IPO and to XM Satellite Radio, and $7.0 million in shares issued to complete the settlement of the Alcatel payable, offset by $23.2 million in costs incurred for the sale of common stock, and a $6.9 million increase in restricted cash.

Historical sources of cash

We raised $1.8 billion of equity and debt net proceeds from inception through August 3, 2005 from investors and strategic partners to fund our operations.

IPO

On August 3, 2005, we agreed to sell 11,500,000 shares of common stock at a price to the public of $21.00 per share in our initial public offering. The aggregate gross proceeds to us from the public offering were approximately $241.5 million. We incurred expenses of approximately $20.5 million of which approximately $16.9 million represented underwriting discounts and commissions and approximately $3.6 million represented expenses related to the offering. Net proceeds to us from the offering were $221.0 million.

XM Investment

On July 18, 2005, we issued XM Satellite Radio 1,562,500 shares of Class A common stock for an aggregate purchase price of $25 million. The net proceeds after deducting expenses were $22.5 million.

Uses of Cash

Our cash used during the nine months ended September 30, 2005, consisted primarily of funding operating expenses, working capital, and several onetime corporate expenses, including approximately $11.7 million in financial advisory fees in connection with our December 2004 private placement of senior convertible notes and a loan restructuring agreement and approximately $19.4 million in fees associated with the IPO and the XM investment, approximately $10 million in connection with the Alcatel Settlement, approximately $4.3 million in connection with legal and accounting fees for the private placement and the IPO and $7.3 million in connection with the build-out of our new headquarters in Silver Spring. The use of $7.3 million for build-out includes $5.0 million for regional operating center & broadcast studios and $2.3 million for office facilities. In accordance with the terms of the lease, the Company is entitled to receive a tenant improvement allowance of approximately $2.0 million from the landlord in the fourth quarter of fiscal year 2005.

Future Operating Liquidity and Capital Resource Requirements

Based upon our current plans, we believe that our cash, cash equivalents and marketable securities will be sufficient to cover our estimated funding needs for at least the next 12 months. Our financial projections are based on assumptions which we believe are reasonable but contain significant uncertainties.

We intend to use our existing cash reserves to execute our business plan, which includes the build-out of a terrestrial repeater network; service launch in key cities and marketing expenses related to subscriber acquisitions in India; business development activities in China, Western Europe and other selected markets within our broadcast coverage area. We expect that the majority of our expenditures in the remainder of 2005 will be directed towards sales and marketing activities, including developing subscriber operations, increasing content and programming development, capital expenditures, operating and corporate expenses including research and development

Our business is in its early stages, and we regularly evaluate our plans and strategy. These evaluations may result in changes to our plans and strategy, some of which may be material and significantly change our cash requirement. Our business plan is based on estimates regarding expected future costs and expected revenue. Our costs may exceed or our revenues may fall short of our estimates, our estimates may change, and future developments may affect our estimates. Furthermore, we will require additional cash to fully launch our business in China and Western Europe.

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

Capital expenditures

We have spent approximately $731.5 million on capital expenditures related to the development and launch of our satellites, for our ground systems and for property and equipment. We expect to spend additional amounts to enhance our infrastructure with terrestrial repeaters. We expect to start our terrestrial repeater network build-out in key metropolitan areas in India next year, assuming we obtain the necessary regulatory approvals, and the total cost to cover these major metropolitan areas will be approximately $20 million. This amount will need to be reviewed as we conduct further topographical analysis. Until we receive the final approvals from China’s regulatory agencies, we will not start the build-out of a terrestrial repeater network in China. We do not envision this project starting in the next 12 months. We expect the total network in China to cost a similar amount as India in its initial stages. Our future capital expenditures will depend on our business strategy and our response to business opportunities and trends in our industry and our markets.

Special note regarding forward-looking statements

This Quarterly Report on Form 10-Q, particularly, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These statements relate to the Company’s growth strategy and future financial performance, including the Company’s operations, economic performance, financial condition and prospects, and other future events. The Company generally identifies forward-looking statements by using such words as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “seek,” “should,” “will,” or variations of such words or other similar expressions and the negatives of such words. These forward-looking statements are only predictions and are based on the Company’s current expectations.

In addition, a number of known and unknown risks, uncertainties and other factors could affect the accuracy of these statements. Some of the more significant known risks that the Company faces are uncertainty regarding market acceptance of its products and services and its ability to generate revenue or profit. Other important factors to consider in evaluating the Company’s forward-looking statements include:

•	the Company’s possible inability to execute its strategy due to changes in its industry or the economy generally;

•	the Company’s possible inability to execute its strategy due to changes in political, economic and social conditions in the markets in which it operates;

•	uncertainties associated with currency exchange fluctuations;

•	changes in laws and regulations governing the Company’s business and operations or permissible activities;

•	changes in the Company’s business strategy; and

•	the success of the Company’s competitors and the emergence of new competitors.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee its future results, levels of activity or performance. Any or all of the forward-looking statements in this Form 10-Q may turn out to be inaccurate. The Company has based these forward-looking statements on its current expectations and projections about future events and financial, political and social trends and assumptions the Company made based on information currently available to it. These statements may be affected by inaccurate assumptions the Company might have made or by known or unknown risks and uncertainties. In light of these assumptions, risks and uncertainties, the forward-looking events and circumstances discussed in this Form 10-Q may not occur as contemplated, and actual results could differ materially from those anticipated or implied by the forward-looking statements.

Forward-looking statements contained herein speak only as of the date of this Form 10-Q. Unless required by law, the Company undertakes no obligation to update publicly or revise any forward-looking statements to reflect new information or future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency

As a global company, we are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany balances between subsidiaries that operate in different functional currencies and transactions with customers, suppliers and employees that are denominated in foreign currencies. Our objective is to minimize our exposure to these risks through our normal operating activities and, where appropriate, to have these transactions denominated in United States dollars. For the nine months ended September 30, 2005, approximately 70% of our total revenues and 24% of total operating expenses were denominated in foreign currencies. The following table shows approximately the split of these foreign currency exposures by principal currency:

	Foreign Currency Exposure at September 30, 2005
	Euro	Indian Rupee	Kenyan Shilling	South African Rand	Other	Total Exposure
Total Revenues	27%	31%	15%	17%	10%	100%
(Nine months ended September 30, 2005)

Total Cost of Revenues and Operating Expenses	24%	55%	11%	4%	6%	100%
(Nine months ended September 30, 2005)

For the nine month period ended September 30, 2004, approximately 42% of our total revenues and 16% of our total operating expenses were denominated in foreign currencies.

Interest Rates

Our market risk from changes in interest rates is not material because our long-term debt only includes the Convertible Notes which have a fixed interest rate.

We classify our investments in money market funds as cash equivalents and marketable securities consist primarily of investment grade securities with high credit ratings of relatively short duration that trade in highly liquid markets. Accordingly, we have no quantitative information concerning the market risks and believe that the risk is minimal. We currently do not hedge either foreign exchange or interest rate exposures, but do not believe that an increase in interest rates would have a material effect on the value of our cash equivalents, marketable securities or the convertible notes.

At September 30, 2005, we had $63.0 million in cash and cash equivalents and $233.4 million in marketable securities.

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

Changes in Internal Control over Financial Reporting.    In light of the aggregation of significant deficiencies constituting a material weakness as of December 31, 2004, the Company has instituted control improvements, including hiring additional key accounting personnel, establishing an internal audit function and instituting a greater level of internal control consciousness. In addition, during the quarter ended September 30, 2005, the Company added further controls by implementing additional review procedures over the selection, application and monitoring of appropriate accounting policies, and increasing oversight of its overseas subsidiaries. There have been no additional changes in its respective internal control over financial reporting during the quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, our respective internal control over financial reporting.

Part II—Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Use of proceeds

On August 9, 2005, the Company completed its initial public offering of 11,868,400 shares of Class A common stock at an initial public offering price per share of $21.00. Of the 11,868,400 shares of Class A Common Stock offered, the Company sold 11,500,000 shares and a selling stockholder sold 368,400 shares. The Company did not receive any of the proceeds of the sale by the selling stockholder.

The aggregate proceeds of the offering were $249.2 million, of which the aggregate gross proceeds to the Company were approximately $241.5 million. Net proceeds to the Company were approximately $221.0 million. The Company incurred expenses in connection with the offering of $20.5 million which included direct payments of: (i) $3.4 million in legal, accounting and printing fees; (ii) $16.9 million in underwriters’ discounts, fees and commissions payable by the Company and (iii) $0.2 million in miscellaneous expenses. None of the offering expenses were paid to directors, officers, ten percent stockholders or affiliates of the Company.

As of November 8, 2005 the Company held approximately $221.0 million of the net proceeds from the offering, all of which are invested in short-term marketable securities.

(c) Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders of WorldSpace held on July 7, 2005, the following matters were voted upon with the results indicated below:

1.	The nominees listed below were elected as Class 1 Directors to serve as a three-year term ending at the 2008 Annual Meeting of Stockholders with the respective votes set forth opposite their names:

(a)	Noah Samara: 32,770,438
(b)	William Schneider, Jr.: 32,770,438

2.	The stockholders approved an amendment to WorldSpace’s certificate of Incorporation increasing the number of authorized shares of the Company’s Class A Common Stock, par value $.01 per share (the “Class A Common Stock”), from 100,000,000 to 200,000,000 by a vote of 32,770,438 for, 0 opposed.

3.	The stockholders approved the WorldSpace 2005 Incentive Award Plan (“2005 Incentive Award Plan”) and awards thereunder of restricted stock and/or options to certain directors and executives of the company by a vote of 32,770,438 for, 0 opposed.

4.	The stockholders approved the award of restricted stock units to Charles Mc. Mathias, by a vote of 32,770,438 for, 0 opposed.

5.	The stockholders approved the award of restricted stock units to L.G. Schafran by a vote of 32,770,438 for, 0 opposed.

6.	The stockholders approved an amendment to the Company’s Certificate of Incorporation to effect a reverse stock split of the Company’s Class A Common Stock at a ratio of 1.6 to 1 share of each such class by a vote of 32,770,438 for, 0 opposed.

7.	The stockholders ratified the appointment of Grant Thornton LLP as the Company’s auditors to audit the financial statements of the Company for the fiscal year ended December 31, 2005 by a vote of 32,770,438 for, 0 opposed.

Item 6.	Exhibits

10.1	Registration Rights Agreement, dated September 12, 2005, between the Company and Alcatel Alenia Space France SAS (filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on September 30, 2005, SEC File No. 000-51466, and incorporated by reference).

10.2	Underwriting Agreement, dated August 3, 2005, among the Company, Noah A. Samara, as selling stockholder, and UBS Securities LLC, as representative of the underwriters named in Schedule A thereto (filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on August 9, 2005, SEC File No. 000-51466, and incorporated by reference).

31.1	Certification of the Chief Executive Officer of WorldSpace, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of WorldSpace, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer of WorldSpace, Inc. pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of WorldSpace, Inc. pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

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
Noah A. Samara Chairman, Chief Executive Officer and President

/S/ SRIDHAR GANESAN
Sridhar Ganesan Executive Vice President–Chief Financial Officer

Dated: November 9, 2005

EXHIBIT INDEX

Exhibit No.
10.1	Registration Rights Agreement, dated September 12, 2005, between the Company and Alcatel Alenia Space France SAS (filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on September 30, 2005, SEC File No. 000-51466, and incorporated by reference).

10.2	Underwriting Agreement, dated August 3, 2005, among the Company, Noah A. Samara, as selling stockholder, and UBS Securities LLC, as representative of the underwriters named in Schedule A thereto (filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on August 9, 2005, SEC File No. 000-51466, and incorporated by reference).

31.1	Certification of the Chief Executive Officer of WorldSpace, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of WorldSpace, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer of WorldSpace, Inc. pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of WorldSpace, Inc. pursuant to Section 906 of Sarbanes-Oxley Act of 2002