Form 10-K
period 2005-12-31
WorldSpace, Inc
filed 2006-03-31
CIK 1315054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2005

Commission file number 000-51466

WORLDSPACE, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-1732881
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8515 Georgia Avenue, Silver Spring, MD 20910

(Address of principal executive offices) (Zip code)

301-960-1200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock, par value $0.01 per share

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the close of business March 24, 2006 was $118,174,803.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of March 24, 2006)
CLASS A COMMON STOCK, $0.01 PAR VALUE	21,102,790
CLASS B COMMON STOCK, $0.01 PAR VALUE	17,426,443

DOCUMENTS INCORPORATED BY REFERENCE

PART III—Certain portions of our definitive Proxy Statement for Annual Meeting of Stockholders to be held on May 10, 2006.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements. These statements relate to our growth strategy and our future financial performance, including our operations, economic performance, financial condition and prospects, and other future events. We generally identify forward-looking statements by using such words as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “seek,” “should,” “will,” or variations of such words or other similar expressions and the negatives of such words. These forward-looking statements are only predictions and are based on our current expectations.

In addition, a number of known and unknown risks, uncertainties and other factors could affect the accuracy of these statements, including the risks outlined under “Item 1A. Risk factors”. Some of the more significant known risks that we face are uncertainty regarding market acceptance of our products and services and our ability to generate revenue or profit. Other important factors to consider in evaluating our forward-looking statements include:

•	our possible inability to execute our strategy due to changes in our industry or the economy generally;

•	our possible inability to execute our strategy due to changes in political, economic and social conditions in the markets in which we operate;

•	uncertainties associated with currency exchange fluctuations;

•	changes in laws and regulations governing our business and operations or permissible activities;

•	changes in our business strategy; and

•	the success of our competitors and the emergence of new competitors.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee our future results, levels of activity or performance. Any or all of our forward-looking statements in this annual report on Form 10-K may turn out to be inaccurate. We have based these forward-looking statements on our current expectations and projections about future events and financial, political and social trends and assumptions we made based on information currently available to us. These statements may be affected by inaccurate assumptions we might have made or by known or unknown risks and uncertainties, including the risks and uncertainties described in “Item 1A . Risk factors.” In light of these assumptions, risks and uncertainties, the forward-looking events and circumstances discussed in this annual report on Form 10-K may not occur as contemplated, and actual results could differ materially from those anticipated or implied by the forward-looking statements.

Forward-looking statements contained herein speak only as of the date of this report. Unless required by law, we undertake no obligation to update publicly or revise any forward-looking statements to reflect new information or future events or otherwise. You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission (SEC).

PART I

ITEM 1.	BUSINESS

Overview

We were founded in 1990 by our Chairman and Chief Executive Officer, Noah Samara, who pioneered the development of satellite-based digital radio service, commonly known as Digital Audio Radio Service (DARS). His vision was to offer on an international basis a variety and quality of international, national and regional radio programming not available from AM and FM broadcasters through low-cost portable and mobile radio receivers owned by customers. In pursuit of this vision, we were the first company to establish an operational DARS system and today are the only licensed DARS provider outside of North America, South Korea and Japan.

Through the end of December 2005, we have spent approximately $1.3 billion in connection with the development and launch of our business. Our infrastructure is a fully operational system consisting of three main elements: two geostationary satellites, AfriStar and AsiaStar; the associated ground systems that provide content to and control the satellites; and the receivers owned by our customers. Our broadcast coverage area encompasses the most densely populated parts of Asia, including India and China, all of Africa and the Middle East and most of Western Europe. Each of our satellites can service three large geographic areas through three beams capable of carrying up to 80 channels each. As a result, we have the technical capacity to broadcast a tailored mix of up to 80 channels on a subscription basis in each of our target markets. We currently offer a subscription package in India for $3.44 (Rs.150) per month, a subscription package in Africa and the Middle East for $5.00 per month and a premium package targeted to U.S. and U.K. expatriates living throughout our current broadcast area for $9.99 per month. Since October 2005, we have been selling a 3-month subscription package for approximately $11 (Rs.500) as part of a promotional campaign in India. In order to provide a mobile service for automobiles, we intend to enhance our infrastructure with the addition of networks of terrestrial repeaters (i.e., “gap fillers”) in our target markets and a next generation of receivers designed to receive broadcasts from our networks of terrestrial repeaters as well as from our satellites.

We provide high quality radio programming, including a wide variety of music, news and entertainment channels. Our programming philosophy is to meet the demands of listeners from different linguistic and cultural backgrounds by providing channels of international interest (such as BBC, CNN International and Virgin Radio U.K.) as well as channels with more national and regional focus (such as NDTV and RM Radio). We also broadcast unique WorldSpace-developed programming. For example, in India, we broadcast proprietary international music channels such as UPOP (global pop), Maestro (classical), and UpCountry (country) as well as popular Indian niche channels such as Ghandharv (Hindustani classical), Shruti (Carnatic classical) and Farishta (Hindu film hits). Our subscription service provides a number of advantages over existing radio programming in our target markets, including greater diversity of content, multi-lingual programming, broader geographic coverage and commercial-free music. In 2005, we introduced 19 new channels, including the first India sports talk channel, the first global hip hop channel as well as Arabic, African and spiritual channels.

We began offering service in Africa in 2000 on a free-to-air basis. In 2002, we began trials of our subscription service by offering a limited number of encrypted channels and began transitioning our free-to-air customers into paying subscribers. As of December 31, 2005, we had more than 115,000 paying subscribers, including approximately 74,500 subscribers in India, over 6,000 subscribers in Western Europe, over 3,000 subscribers in the Middle East, and over 25,500 subscribers in Africa. As the only company licensed to offer DARS in our broadcast coverage area (other than in South Korea and Japan), we are in a position to roll out our subscription service on a sequential basis in the markets we find the most attractive, subject to obtaining any required local regulatory approvals. We have focused our recent efforts on India, where we have begun the roll-out of our service and where we have been conducting significant marketing campaigns; in Europe, where we are planning for the roll-out of a mobile service, subject to obtaining terrestrial repeating licenses; and in China, where our core broadcast infrastructure is in place and where we are continuing planning for the roll-out of our service, subject to obtaining required approvals from the appropriate Chinese government entities. Our strategy is to establish a strong set of local alliances and strategic partnerships to assist in distribution, content procurement, regulatory compliance and the build-out of a terrestrial infrastructure prior to embarking on a full roll-out in a particular market.

We believe India represents the most attractive immediate market opportunity for our subscription service given its significant size and economic growth. We have commenced the roll-out of our service in India and by the end of 2005, we had launched our service in nine metropolitan areas, with a distribution presence in over 650 retail outlets in these areas. In 2006, we intend to roll-out in at least 10 additional cities in India. We are in the process of developing a mobile DARS and, in connection therewith, we will need to establish a terrestrial repeater network to improve the reliability of our mobile service. We are currently in discussions with regulators to put into place new terrestrial repeater networks in several major metropolitan areas of India, which will allow us to offer a mobile subscription service for automobiles and enhance home reception in many cases.

We are continuing business development in Europe, which we believe offers a significant opportunity for mobile DARS. We currently offer service in parts of Europe through satellite receivers and have over 6,000 subscribers. We have conducted system tests for a mobile service and are in discussions with OEM manufacturers, content providers and potential partners for a roll-out of our service in Europe. Our regulatory franchise, including radio frequency assignments and the associated orbital location of our AfriStar satellite, positions us to be the likely provider of DARS in Europe. However, as in India and China, we will need to develop a terrestrial repeater network prior to offering mobile DARS in Europe and will need to obtain additional local regulatory approvals in various jurisdictions, for the deployment of a mobile DARS service. We are in discussions with potential partners and regulatory authorities in a number of European countries, including France, Italy, Germany, Spain and the United Kingdom.

While we have in place our satellite infrastructure for China, we have not yet begun to offer DARS in China. We are currently in discussions with various media and governmental entities to establish alliances for content to be broadcast on the WorldSpace system in China, and we are discussing with China’s State Administration of Radio, Film and Television (SARFT) the business model we expect to use to conduct our operations in China. Pursuant to a series of agreements and approval documents issued by relevant governmental authorities, China Satellite Communications Corporation (ChinaSat), our agent and one of six state-owned telecommunications operators in China, has acquired spectrum allocation and is attempting to acquire certain other approvals necessary to operate satellite transmission services in China. Additionally, our agent, ChinaSat, has established an uplink station in Beijing for our AsiaStar satellite.

In addition to our core markets of India, Western Europe and China, we intend to target opportunistically other attractive markets in our coverage area. In the Middle East, we will initially focus on rolling out services in certain of the Gulf Cooperation Council countries (Bahrain, United Arab Emirates, Kuwait, Oman and Qatar). The target market will include the local Arabic population as well as South Asian and western expatriates. We recently received licenses for terrestrial repeaters from the telecommunications regulatory authorities of Bahrain and the United Arab Emirates (U.A.E.), and intend to roll out a mobile service initially in Bahrain, followed by the U.A.E. We plan to leverage our Indian content to provide a “voice from home” for the large number of expatriates from India, Pakistan, Sri Lanka and Bangladesh. We believe the South Asian expatriates, as well as the western expatriates who are interested in receiving reliable news, information and entertainment from sources and in formats that they are used to receiving at home, provide an attractive market with a high disposable income and strong ties to their homeland. In addition, we launched a limited subscription service in Africa in 2005. In Africa, we will focus initially on building the WorldSpace brand and business in South Africa.

Our Markets

Within our broadcast coverage area, we believe that India, Western Europe and China are the most attractive target markets for the launch of our service. We are actively marketing our service in India and are planning for a mobile market with terrestrial repeater networks in selected urban areas. Following our roll-out in India, we plan to extend our marketing efforts into Western Europe and China. Other markets we will pursue opportunistically include the Middle East and Africa, the expatriate communities within our coverage area and government agencies.

Our India business plan

Existing infrastructure. We have developed and implemented the necessary technology, satellites, regulatory authorizations, distribution network and customer care service to deliver home audio services. We began broadcasting our home audio service in India in 2000 on a free-to-air basis. Concentrating our initial marketing efforts in one metropolitan area, Bangalore, we have added content to our subscription service and have transitioned the majority of our free-to-air content to subscription service. We currently offer our subscribers in India 41 channels of music, entertainment and information programming in eight languages, and anticipate introducing additional channels in the near future. This programming ranges from regional to national and international in its focus.

Distribution and market penetration. By the end of 2005, we had a retail presence through our dealers in the nine of the largest metropolitan areas in India: New Delhi, Mumbai (formerly known as Bombay), Chennai (formerly known as Madras), Hyderabad, Bangalore, Ahmedabad, Chandigarh, Pune and Kochi (formerly known as Cochin). In 2006, we plan to expand our service to at least 10 additional Indian cities with populations greater than 1 million people each and to expand our retail presence to “suburbs” of these areas.

Our distribution strategy includes selling our products through (i) consumer electronics retail outlets, (ii) branded WorldSpace experience stores, and (iii) corporate/institutional sales and corporate gift programs. We are currently distributing our receivers through more than 650 retail outlets in our target metropolitan markets, and over 550 direct sales agents. We currently distribute the products ourselves to retail outlets through regional distributors, but we expect to outsource distribution to third parties as we increase our sales and penetrate additional markets. We selected the retail outlets in cooperation with our regional distributors based on their traffic volume and marketing focus. We have begun to establish exclusive WorldSpace brand experience stores in key metropolitan markets as part of our branding and distribution strategy. Two such experience stores are in operation in Bangalore, one in Chennai and one in Hyderabad. We have also franchised one other WorldSpace-only brand store in Bangalore.

To supplement the efforts of retail outlets and branded showrooms, we have implemented WorldSpace kiosks with listening posts, which are distinctively designed and placed in high traffic areas (such as malls, colleges, call centers and apartment complexes), for customers to experience and purchase our services. These kiosks are managed by third party in-store promoters who receive a commission on subscriptions sales. This approach allows for low cost retailing, without sacrificing the brand and customer service that are available in our retail outlets and branded showrooms. Our priority retailers and branded showrooms stores generate a significant portion of our subscriber additions, as well as offer an ideal environment for potential customers to understand and experience the value of our services. For our direct-to-consumer channel, we have established a network of agents with experience serving the consumer electronics and telecommunications industries in India.

We have manufacturing arrangements in place with BPL, Flextronics, Tongshi, P.T. Hartono Istana Teknologi (Polytron) and G-Hanz GmbH (G-Hanz) to produce and develop our receivers.

Content. The basic subscription package that we offer in India consists of international news (such as NPR, BBC and CNN International); WorldSpace-branded English language channels playing a full range of international music; Indian niche genre channels such as Jhankaar, Ghandharv, Shruti and Farishta; Indian news channels such as NDTV India and NDTV 24*7; Indian regional music channels such as Sparsha, Spandana, Tunak, Spin, Radio Tara, KL Radio and RM Radio; and lifestyle and meditation channels such as Moksha and the Art of Living. We have also recently launched PLAY, the first all-sports, talk radio channel providing comprehensive coverage of cricket and other sports for the Indian market. The channels are broadcast 24 hours a day.

We intend to launch regional music and lifestyle channels in the Marathi, Gujarati and Urdu languages; a business channel; a comedy channel; a children’s channel; and a talk/educational channel. We recently started broadcasting one live channel, and intend to broadcast three more of our channels live in the near future. Our long term strategy focuses on live music broadcasting, as well as increasing channels with a regional and talk focus. We are also developing certain niche channels to address the needs of prospective listeners such as children/youth, farmers and truck drivers.

Mobile service. We plan to introduce a terrestrially augmented mobile service in India after receiving appropriate regulatory approvals and to develop next generation receivers capable of receiving signals from both our satellites and from the terrestrial repeater networks that we will establish in certain urban areas once they have been authorized. One of our chipset developers, Analog Devices, is now in the advanced stages of implementing terrestrial waveform reception capability on its proprietary Blackfin Digital Signal Processor.

We plan to use India’s extensive electronics and automobile aftermarket networks to sell our early automobile-mountable mobile receivers. We plan to establish partnerships with automobile manufacturers so that they can offer factory-installed WorldSpace receivers in their new cars. We also plan to establish distribution relationships with auto accessories store chains, which play an important role in the Indian aftermarket.

Sales, marketing and customer care. Over 650 retail outlets currently carry WorldSpace products in New Delhi, Mumbai, Bangalore, Hyderabad, Chennai, Chandigarh, Cochin, Pune, and Ahmedebad. Our local retailers make the initial sales of receivers and subscription packages, collect customer information and assist customers in setting up our service. We also have an extensive chain of direct sales agents in all our launched cities.

Our marketing plan includes advertising in various types of traditional media, experiential selling in stores and malls with a high volume of customer traffic and through events, promotions and co-marketing arrangements. We focus on product and service awareness and expansion in retail outlets with a high level of customer service and an ability to demonstrate the subscription service.

We currently have a proprietary Subscriber Management System that is operating in India. Our call center function is handled in-house but managed by Customer First Services, an external agency. We intend to implement a centralized call center outsourced solution in the near future. Receiver installation and service support is outsourced to third party providers. A typical customer uses a uniform toll free number that is accessible to everyone across India in order to reach our customer care center. The call center is responsible for collecting customer information and providing passwords, handling customer queries over the phone, scheduling calls for service visits, handling sales inquiries and providing service information.

Western European business plan

We are continuing our business development efforts in Europe. Although we can provide satellite DARS in Western Europe today through satellite receivers, mobile reception requires the implementation of complementary terrestrial repeaters. These repeaters would operate within our assigned frequency band and would be used to fill gaps in satellite coverage, particularly in urban zones. We plan to launch our service in two phases. The first phase would offer mobile services in a single national market, while the second phase would focus on adding selected other targeted countries. Phase One would utilize the west beam of our AfriStar satellite which has sufficient capacity to provide an attractive product offering in at least one European country and a complementary terrestrial component repeater network in the market’s urban zones. In Phase Two, we plan to provide a pan-European service through the launch of a co-located L Band satellite and the deployment of complementary terrestrial repeater networks in urban zones within additional service countries. We plan to launch this additional satellite, subject to receiving required terrestrial repeater approvals for at least two countries in Europe. We have received authorization from the FCC to launch and operate an additional satellite at the same orbital location as our AfriStar satellite.

The AfriStar system enjoys a strong regulatory franchise, based on International Telecommunication Union (ITU) priority in the 1467-1492 MHz frequency band, and therefore positions us to be the first satellite DARS provider in Western Europe. Prior to launching a European mobile DARS offering, we are introducing changes to our current DARS chipset and receiver designs to bring the system into compliance with regulatory and technical requirements for providing a mobile service in Europe.

We intend to offer five different program packages, consisting, respectively, of primarily Italian, French, German, English or Spanish programs, together with a number of pan-European channels. We anticipate each package would contain around fifty channels including music, talk and sports, as well as niche services such as a mixed audio and data nautical channel. The content offering will include original and exclusive channels targeting different population segments that have been identified by our market studies. Although the intended primary focus of our plan is to target the automobile market, other potential applications such as the home reception or commercial vehicle markets would also be implemented.

In planning for the launch of a mobile DARS in Western Europe, we are pursuing strategic relationships with automobile OEMs, media groups, content providers receiver manufacturers and technology providers.

Our China business plan

Although China is one of the most highly regulated countries with respect to media and has not committed to increasing openness in the broadcasting industry, we believe that we are well-positioned to benefit from its increasing openness to Western companies following China’s accession to the World Trade Organization.

We began exploring business opportunities in China with the establishment of a representative office in Beijing in 1998. We chartered a wholly foreign-owned enterprise, WorldSpace China Information Technology Ltd., in January 2002. Our primary goals with respect to China have been to establish a presence in the Chinese market, to open and solidify relations with the central government and its regulatory agencies and to convert these relationships into contractual, regulatory and operational approvals and consents to foreign invested enterprises.

In 2000, China Telecommunications Broadcast Satellite Corporation (ChinaSat), which became a wholly-owned subsidiary of China Satellite Corporation following a restructuring in 2001, obtained MII’s approval for its one year commercial testing of satellite-based information service using the L Band of AsiaStar. In 2004, our agent, ChinaSat, constructed a state-of-the-art uplink station in Beijing. Our technology, including our “China-Only” receiver, for use in China has been tested and reviewed by SARFT. We have developed important relationships with SARFT and with two media entities under direct supervision of SARFT, China National Radio and China Radio International, as well as with ChinaSat, our agent in China. We expect, in cooperation with local partners, to gain acceptance as the first non-government direct-to-consumer broadcast satellite service in China.

We have developed a “China-Only” version of our receivers, which is programmed to decode only those broadcasts intended for listeners within China. This feature will ensure that programming from outside China will not be decoded by China-Only receivers within China. To facilitate local low-cost production in China, we have entered into two active agreements with China-based receiver producers Tongshi and Tesonic.

We believe we are well positioned to offer an initial DARS system to the Chinese market, subject to any required government approvals. Through WorldSpace China, we have entered into memoranda of understanding with several third-party providers of content relating to these services, including China National Radio, China Radio International, SEEC Media Group, Ltd., and Hunan Radio & TV.

Programming and Content

Consumer radio

Our content is a key differentiating factor in attracting subscribers and increasing our subscription revenue. Our approach to content comprises three key strategies: (i) to form relationships with the best international, national and regional content providers; (ii) to create high-quality unique content, including content that has not been available through the local radio providers in a particular market; and (iii) to aggregate in each of our markets the most appealing mix of audio programs. The mix of audio content provided in each market is tailored to the needs and preferences of major, as well as niche, target listener segments within such market. Each of our satellites broadcasts three beams of information covering different parts of the satellite’s footprint. Each beam has the capability to broadcast up to 80 channels with its own individual mix of programming. For example, our AsiaStar satellite offers one set of content on the beam primarily targeting India and will offer a different set of content on the two beams targeting China and Southeast Asia.

Overall, we currently broadcast a total of 69 separate digital channels, delivering music and multilingual news, sports, information and data. Currently, 39 channels are provided by international, national and regional third parties and 30 are WorldSpace-branded channels produced by us, or by third parties uniquely for us. In 2005, we introduced 19 new channels, including the first sports talk channel in India, the first global hip hop channel and a popular spiritual channel. We are presently preparing to launch six new channels in India, including regional music and lifestyle channels in the Marathi and Urdu languages, a business channel, a comedy channel, a children’s channel and a talk/educational channel. We also are exploring ways of enhancing our sports related programming in a cost-effective way.

In order to protect the programming offered on our satellites, we use encryption technology to mitigate signal piracy and to protect access to, copying of and tampering with the manner and method through which our content is offered as well as the content itself. Our next generation receivers will use improved compression technology, eventually allowing a greater number of channels to be sent over our existing bandwidth.

We have agreed to provide free of charge 5% of the capacity of each of our satellites to First Voice International (First Voice) through the life of such satellites and to provide uplink service for First Voice’s content for two years. First Voice is a nonprofit organization whose establishment was inspired by our Chairman and Chief Executive Officer, Noah Samara, and which provides free informational and educational programming to local communities within our broadcast coverage area. Mr. Samara is also the Chairman of First Voice.

AsiaStar

The northwest beam of our AsiaStar satellite offers 41 channels to our primary market of India. As we increase our marketing, we intend to increase the number of channels offered to approximately 50. Some of our channels are available free-to-air, but most require subscription service.

We plan to use the other two beams on the AsiaStar satellite to broadcast in China and Southeast Asia.

AfriStar

Our AfriStar satellite offers 52 channels, most of which are available on all three beams. The programs offered on these channels are broadcast into Africa, the Mediterranean basin countries, the Middle East and parts of Western Europe. We plan to use the west beam of our AfriStar satellite to launch a dedicated DARS Service in at least one country in Western Europe.

Content Line-Up

The chart below details the type of content we offer as of January 2006.

CHANNEL COUNT		Type	AFRISTAR BEAMS	ASIASTAR BEAMS	Language
Name
MUSIC
Preview
1	Preview Channel (Afri)	Preview	ALL	N/A	English
2	Preview Channel (Asia)	Preview	N/A	ALL	English

Hits
3	Radio Caroline	Retro Hits	ALL	N/A	English
4	Radio Voyager	Adult Pop	ALL	ALL	English
5	Virgin Radio U.K.	Top Chart Hits from U.K.	ALL	N/A	English
6	Radio Amore	Love Songs	N/A	West, South	English
7	Jacaranda	Western Pop/Rock	South	N/A	English
8	East Coast Radio	Western Pop/Rock	South	N/A	English
9	UPop	Global Pop Hits	ALL	ALL	English
10	Top 40 on 40	Top 40 Hits	N/A	West, South	English
11	Spin	Western Pop/Rock	N/A	West, South	English
12	Farishta	Retro Hindi Film Hits	N/A	West, South	Hinglish
13	Jhankaar	Current Bollywood Hits	ALL	West, South	English

Rock
14	Orbit Rock	Classic Rock	ALL	ALL	English
15	Bob	Modern Rock	ALL	ALL	English
16	Hop	Rock & Roll from 50’s and 60’s	ALL	ALL	English

Dance
17	The System	Electronica	N/A	ALL	English

R&B
18	Potion	Adult R&B/Soul	ALL	ALL	English
19	Flava	Hip-Hop	ALL	West, South	English
Classical
20	Maestro	Classical	ALL	ALL	English
21	Gandharv	Hindustani Classical	N/A	West	Hindi/ English
22	Shruti	Carnatic Classical	N/A	West	Telugu, Kannada, Malayalam, Tamil

Jazz
23	Riff	Jazz	ALL	ALL	English
Country
24	Up Country	Country	ALL	ALL	English

African/World
25	WorldZone	World Music	ALL	ALL	English
26	Ngoma	African	ALL	N/A	English

Indian Regional
27	RM Radio	Kerala Music	N/A	West	Malayalam
28	KL Radio	Tamil Film Music	ALL	West, South	Tamil
29	Tunak	Punjabi	N/A	West	Punjabi
30	Sparsha	Kannada Film, Folk & Light Music	N/A	West	Kannada
31	Spandana	Telegu Regional	N/A	West	Telugu
32	Radio Tara	Bengali	N/A	West	Bengali
33	East FM	Music/News/Talk	ALL	N/A	English/ Hindi
34	Sunrise	Music/Info for Asian Comm.	ALL	N/A	English

CHANNEL COUNT		Type	AFRISTAR BEAMS	ASIASTAR BEAMS	Language

Arabic Regional
35	Ranin	Arabic Top-40	East	N/A	Arabic
36	Min Zaman	Classic Arabic Hits (Tarab & Oldies)	East	N/A	Arabic

NEWS
37	NDTV 24*7	Indian News in English	N/A	West	English
38	NDTV India	Indian News in Hindi	N/A	West	Hindi

Global News
39	BBC—Africa West	News	West	N/A	English
40	BBC—Africa East	News	East	N/A	English
41	BBC—Africa South	News	South	N/A	English
42	BBC—Arabic	News	East	N/A	Arabic
43	BBC Asia West	News	N/A	West	En, Hindi
44	BBC Asia South East	News	N/A	South	En, Viet, Bah
45	BBC Global News	News	ALL	ALL	English
46	Bloomberg Radio	International Business News	ALL	N/A	English
47	Bloomberg—PR	Int’l Business News—Pac Rim	N/A	ALL	English
48	Bloomberg—Japanese	Int’l Business News—Japanese	N/A	South, NE	Japanese
49	CNN International	International News	ALL	ALL	English
50	Fox News	U.S. News	ALL	ALL	English
51	NPR	International News/Talk	ALL	West, South	English
52	WRN 1	International News in English	ALL	ALL	English

Regional News
53	RFI 1	News/Info/Features	West, East	South	French
54	RFI 2	News/Info/Features	South	N/A	French/English
55	RFI	News/Info/Features	N/A	West	French
56	Link Radio 2	General	West, South	N/A	English
57	WRN 2	Multilingual News	ALL	N/A	German/French

FRENCH FULL SERVICE/TALK
58	Europe 1	News/Sports/Features	West	N/A	French
59	Radio Monte Carlo Moyen-Orient (RFI)	Music/News/Info	East	N/A	Arabic/French

Maghreb/African
60	Raga FM	Music/Info for Congo Expats	West, South	N/A	Lingala
61	Sud-FM	Music/Info for Senegalese Ex	West, South	N/A	Wolouf
62	RRK Soninke—Kayes	Music/Info for Mali Expats	West	N/A	Soninke
63	ORTM	Music/Info for Mali Expats	West, South	N/A	Bamabara/French
64	Radio Orient	Music/News/Info for Arabic	ALL	N/A	Arabic/French
65	Berbere	Algerian Full Service	West	N/A	Arabic/French
66	RFM		West/ South	N/A	French

Marine
67	RFI Marine	Marine Info and Entertainment	West	N/A	French

SPIRITUAL/RELIGIOUS
68	Art of Living Foundation	Religious	N/A	West	English/Hindi
69	Channel Islam	Religious	ALL	N/A	English
70	Esperance	Religious	ALL	N/A	French
71	Moksha	Spiritual	N/A	West	English/Hindi
72	Radio Shuva	Religious	East/ West	N/A	Hebrew

CHANNEL COUNT		Type	AFRISTAR BEAMS	ASIASTAR BEAMS	Language
73	LAMP-FM	Radio for Mouride Community	West, South	N/A	Wolouf
74	Infusion	Motivational	ALL	ALL	English
75	Sai Global Harmony	Bhajans, Meditations	ALL	ALL	English

SPORTS
76	talkSPORT	U.K. Sports	ALL	N/A	English
77	PLAY	Indian Sports	N/A	West	English

Receivers and Multimedia and Data Devices

Consumer audio receivers

WorldSpace receivers are currently available in a range of individual, home and office models. Models available on the market today include portable, durable individual units specially suited to meet the needs of travelers, the military and rural conditions to boom-box type units with CD, AM and FM features designed to interest the younger, electronics savvy consumer. We are continually working to reduce the price and increase the variety of our current product generation. In parallel, working with Analog Devices, we are developing our next generation of receivers based on a new digital signal processing chipset. These next generation receivers will have a number of additional capabilities. In order to take full advantage of those capabilities, we will have to broadcast our signal in a new waveform. However, our current generation of receivers will not be able to interpret this new signal. As we introduce and market our next receivers, we expect to broadcast in both waveforms. However, at some point in the future as our next receivers achieve broad market acceptance, we expect that we will discontinue broadcasting the signal used by our current generation of receivers.

Current products

Our customers can access our digital audio service using special receivers with a small antenna (about 6-8 cm). All receivers have liquid crystal display screens capable of displaying text messages of up to 32 characters in length and can paginate to allow longer messages. This capability is not currently utilized. This text could include messages such as information on the music being played (e.g., the artist’s name, song title, words and record company), advertisements and/or ordering information, weather updates, financial information or other public service announcements. In addition, each of our receivers includes a data port, so that any receiver can be used to receive multimedia or data services at 128 kbps. Some of our current receivers can also be mounted on automobile dashboards with their antenna placed on the roof. As long as line of sight with our satellites is not obscured, the receiver will operate. This mobile solution will be improved upon in our next generation receivers and by the creation of a terrestrial repeater network.

Our receivers used in India are manufactured by a number of third-party companies, including BPL, Tongshi, Polytron, and G-Hanz. They are sold in the retail market at prices currently ranging from Rs.3,790 to Rs.8,190 (approximately, $84 to $182). Currently, the lowest cost BPL receiver, the Diva, with a retail price of Rs.3,790, is offered on a promotional basis for Rs.1,499 (approximately $33). To help achieve this price point, we currently provide a subsidy for this receiver. Substantially all receiver sales are of this low-cost BPL receiver. A key strategy is to reduce the price of receivers by licensing manufacturing in the local markets, and obtaining manufacturers’ commitments to reduce receiver prices over time. We continue to pursue all opportunities to reduce receiver costs. At the same time, we encourage manufacturers to produce a diversity of receiver products to appeal across market segments.

The table below shows the different types of our receivers that are currently offered in the Indian market:

Name of unit	Manufacturer Price		Picture
Celeste II	BPL	Rs.4,990 (approximately $111)

DAMB-R	Tongshi	Rs.8,190 (approximately $182)

Diva	BPL	Rs.1,499 (approximately $33, after subsidy)

PWS 1 & 2	Polytron	Rs.6,990 (approximately $155)

WSSR 11	G-Hanz	Rs.3,790 (approximately $85)

New product line

We are working with Analog Devices and our receiver manufacturers to produce a next generation of receivers with advanced capabilities. These receivers will use Digital Signal Processing (DSP) technology in their chipset. The DSP technology allows a stock chipset to be programmed to operate in our receivers. These new receivers will incorporate interleaver processing technology that will allow them to buffer broadcast signals for approximately 4 seconds, reducing signal disruption due to temporary blockages (such as passing under a bridge). The new receivers will be capable of receiving a multi carrier modulated (MCM) replica signal from a network of terrestrial repeaters. The new receivers will also use improved audio compression technology, allowing us to broadcast high quality audio from our satellites using less bandwidth. This will eventually allow us to distribute more channels per satellite beam. When we begin marketing these receivers, we will introduce an over-the-air authorization channel (OAAC). This will allow us to activate or deactivate these receivers quickly without the customers having to enter passwords manually into their receivers.

Our new product line will include receivers specifically intended for automobile use. Initially, we plan to introduce after-market oriented products, which will be housed in a docking station on the automobile’s dashboard and will use an omni-directional antenna mounted on the automobile’s roof. Similar to the receivers used by Sirius and XM, these automobile receivers would access our satellite when in line of sight of our satellite or a terrestrial repeater network when line of sight to our satellite is blocked, which would generally only be the case when the receiver is in a major metropolitan area and large buildings, trees and other natural obstructions obscure line of sight with our satellites. We intend to introduce automobile receivers that can function as a plug-in add-on to existing sound systems in 2006. In the future, we intend to include telematics services delivered to a dashboard receiver and display unit, as well as audio services in our next generation of receivers and services. The types of telematics services that we would offer include navigational aids and downloads of news and information, weather data and streamed content.

We are currently in negotiations with third-party companies, including Flextronics and BPL, to manufacture our next generation of receivers. We expect that the initial line of our next generation products will retail for prices ranging from Rs.4,500 to Rs.11,000 (approximately $100 to $250). We may, as part of our marketing program, selectively subsidize receivers in the future.

To take advantage of the chipset in our next generation receivers, we will have to establish a terrestrial repeater network. We have contracted with LCC, Inc., a U.S. wireless design, deployment and management company with experience in India to assist in building an Indian terrestrial network. We expect that approximately 150 terrestrial repeaters will be necessary to establish adequate network coverage for India’s major markets. These terrestrial repeaters will be clustered primarily around the major metropolitan areas where obstruction of line of sight to our satellites is more common.

We are also planning to introduce new generation products specifically designed for home use based on the new DSP technology, using satellite reception but not the terrestrial repeater functionality to optimize cost. The first such product is expected to be launched in the second quarter of 2006. It will be positioned as a premium product (expected to retail at approximately Rs.8,000) with high quality finish, novel product features and OAAC capability.

Our satellites can broadcast up to 80 channels per beam. We currently carry no more than 43 channels on any single beam, so we currently have the capability to broadcast, depending on how we use the bandwidth, a substantial number of our programming choices in both current and new waveforms. But, to the extent we increase the number of channels we offer, our ability to do this will decrease. In addition, we have agreed to provide free of charge 5% of the capacity of each of our satellites to First Voice through the life of our satellites. Gradually the number of channels offered in the new waveform will increase until all our programming is available in that format. In order to free bandwidth for additional programming in the new waveform, we will begin to discontinue broadcasting in the current format. The pace of this transition will be dependent on our ability and opportunity to add new channels and the acceptance of our next generation receivers.

In addition, we intend to integrate our next generation receivers into televisions and high-end audio systems. Adding WorldSpace functionality to a television or stereo system would increase the cost for the total system, but we believe the added cost to the customer will be significantly less than purchasing a standalone receiver.

The Worldspace System

Our system is a complete digital audio, data and multimedia system comprising three major components: the space segment, the ground segment, which includes satellite control and content uplinking, and the user segment. The space segment is designed to cover most of the geographical areas of the world (except North America and Australia) using three geostationary satellites. We have spent approximately $674 million on required infrastructure, including the satellites and the earth stations. Presently, two of the satellites, AsiaStar and AfriStar and their associated ground control systems, are providing operational services to Asia, all of the Middle East and Africa, and parts of Western Europe. We have two more satellites, one fully assembled (which we plan to use to provide mobile DARS in Europe) and another that is partially assembled and for which we have procured long lead parts (which will serve as a ground spare). The satellites are designed to provide digital audio, multimedia and data broadcasting to small fixed and portable L Band receivers in their line of sight anywhere in their broadcast coverage area. We also plan to implement terrestrial repeater networks that will be part of our system in selected markets within our satellite broadcast coverage area. With the addition of suitably located terrestrial repeater networks, the system can provide more reliable urban broadcast services to receivers in automobiles (similar to the services provided by XM, whose system is based on our proprietary technology).

The ground segment consists of the ground control system and the network management system. The ground control system provides the capability to monitor and maintain our satellites in-orbit over the desired life of the satellite. The network management system consists of centralized hub stations, or individual broadcast stations, with the ability to aggregate the program channels and uplink to the satellite within their view. Individual broadcasters that choose to uplink to a satellite directly from their broadcast facilities lease or purchase individual feeder link stations from suppliers approved by us. Using program encryption/decryption, the system provides subscriber management service through selective addressing of receivers and supports small messaging services.

We built our system working with industry leaders, including Alcatel Space, EADS Astrium and Arianespace (France), SED (Canada), GSI (USA), Fraunhofer Institute (Germany), ST Microelectronics (Italy), Micronas (Germany) and others, to realize high quality and reliability of service.

Space segment

Both our AfriStar and AsiaStar satellites are Matra Marconi Eurostar 2000+ buses built by Alcatel Space and EADS Astrium, formerly known as Matra Marconi Space. Both are geostationary orbit satellites broadcasting programs in the L Band frequency (1452-1492 MHz range). Each of the two satellites has three downlink spot beams, with each beam covering approximately 14 million square kilometers of the earth. The AfriStar satellite, launched in October 1998, is located at the 21º East Longitude orbital location with beams covering all regions of Africa, the Mediterranean basin countries, the Middle East and parts of Europe. The AsiaStar satellite, launched in March 2000, is located at the 105º East Longitude orbital location with beams covering the most densely populated parts of Asia, including India, China and the southern part of Russia. The third satellite, which is fully assembled and ready for launch, is currently in storage at EADS Astrium’s facilities in Toulouse, France. A fourth satellite of identical design, for which long lead parts have been procured and partially assembled, is also maintained in storage in Toulouse, France and can be integrated and tested for launch in an abbreviated period of time.

Each satellite has a design life of twelve years, with an orbital maneuver life of 15 years, which means that each satellite has been designed and fueled to maintain its assigned orbital position (within 0.1 degrees) for 15 years. After that point, the satellite must be decommissioned. Our AfriStar satellite has developed a defect in its solar panels. As a result of this defect, the panels are collecting less power than intended and we expect that the defect may affect that satellite’s operation in the period 2008-2010. At that point, the panels may not be collecting enough energy to fully power our satellite system. In that event, we will have to make an operating decision in order to conserve power at that time, which may include broadcasting a smaller number of channels over one of the beams, or reducing our broadcast coverage area in our least utilized beam or beams.

We use a digital data transmission scheme to transmit programs to satellite receivers. Our digital format incorporates interleaving, Reed-Solomon and convolution encoding techniques to protect our service against transmission errors. Each of our satellites provides two types of channel capacity: transparent and processed. In the transparent mode, signals from ground stations are sent to the satellite in a time sequence known as time division multiplex (TDM). In this mode, different channels are brought to a central hub station for aggregation and uplink to the satellite. The satellite receives and rebroadcasts these channels to ground receivers within its coverage area. The three downlink beams receive programs from corresponding uplinks in different frequencies. In the processed mode, the satellite has the ability to process the received signals before retransmission. This second mode allows individual broadcasters to uplink to the satellite directly from their respective studios. In the processed mode, any program uplinked on a single frequency can be broadcast in any or all of the downlink beams.

Common to both types of transmission modes is the concept of Prime Rate Channels (PRCs). A PRC is a basic 16 kbps channel. Each beam consisting of two TDM carriers has a maximum capacity of 192 PRCs leading to a total capacity of 3,072 kbps. The PRCs can be combined to produce various levels of service for broadcasters—from 16 kbps to 128 kbps to meet the quality needs of programs. Channels can be split in real-time so that low data rate services, such as voice tracks or advertisements, can blend seamlessly with high data rate services, such as high quality music programming. We can provide up to 80 program channels per beam, ranging from mono AM to near CD quality audio, using this capacity and MP3 audio encoding. We can also provide multimedia channels combining audio, video and data of desired quality. With advanced coding techniques, such as AAC+, we will be able to realize our desired quality of service with less capacity usage, provided that appropriate modifications are made to the user receivers.

We are presently working to introduce mobile service using both satellite and ground retransmission capabilities. For this service we have modified the satellite waveform with the introduction of a long interleaver.

It also uses advanced audio source coding techniques such as AAC+, which uses less bandwidth and also provides better audio quality. We are developing new receivers to receive mobile services, which will have the ability to receive programs coded in both MP3 and AAC+ formats. With the introduction of our mobile service, we will need for a limited time to transmit separate broadcasts directed to our current receivers and our next generation receivers.

Ground segment

Operation of each satellite currently in-orbit is monitored and controlled by the ground control system, comprising a regional operations center (ROC), two telemetry, command and ranging (TCR) stations and one communications system monitoring (CSM) station that performs monitoring of the downlink signal quality and control of each satellite. Our regional operations centers are located in Silver Spring, Maryland for AfriStar and Melbourne, Australia for AsiaStar. The regional operating centers, through their satellite control centers, manage the performance and status of the satellite by controlling the satellite and monitoring the status of the onboard communications payload. In addition, the regional operations centers, through mission control centers, facilitate delivery and control the quality of the signals from the individual uplink stations to the satellites by assigning signals to the appropriate uplink frequencies and routing them to their appropriate downlink carriers. The system architecture is identical for each region.

The regional operating centers control the satellites via dedicated data lines to the TCR stations. Each satellite has two TCR stations with sufficient geographic distance between them so that if natural disasters or any unforeseen events were to make one inoperable, a back-up station will be available. TCR stations consist of an X-Band uplink command and control system and an L Band telemetry monitoring system. A backup mode has also been provided using an S Band link from Bangalore, India. The TCR stations for AfriStar are located in Bangalore, India and Port Louis, Mauritius and for AsiaStar in Melbourne, Australia and Port Louis, Mauritius.

In addition to the TCR stations, a CSM station is associated with each satellite to monitor continuously the quality of the downlink services. Our CSM facilities are located in Libreville, Gabon for AfriStar and Melbourne, Australia for AsiaStar.

Network management system

Our network management system provides the connectivity between the programming sources, the satellites and the receivers. The satellite transponders permit (i) a multiplicity of uplinks to the satellites directly from the broadcaster’s studio or from common hub feeder link stations (linked terrestrially to broadcasters through dedicated communication lines) and (ii) downlinks directly to receivers.

In the common hub mode, the WorldSpace-branded broadcast channels, all audio channels from external broadcasters and multimedia content are backhauled and aggregated to a broadcast operations center (BOC) and the content is fed directly to a transparent hub feeder link station (TFLS). The external broadcaster’s contents are backhauled to the BOC using off-the-shelf codec equipment and dedicated communication lines. The TFLS multiplexes all the incoming audio channels and data, translates the encoded signal into PRCs in the TDM format compatible with the receivers. The TFLS then uses a single carrier frequency to uplink transmissions to the satellite. Onboard the satellite, the signal is routed by the transparent transponder to a specific downlink beam and transmitted via L Band frequencies to the receivers. A TFLS located in Johannesburg provides the uplink to the AfriStar satellite. A station in Singapore provides the uplink for the west and south beams of the AsiaStar satellite. The north beam of the AsiaStar satellite is supported by a TFLS located in Beijing, China.

As an alternative to the TFLS, individual broadcasters may also uplink directly to the satellite from their own facilities or from a central location via a Processed Feeder Link Station (PFLS). The PFLS can be installed at the broadcaster’s location or a location central to several broadcasters (to which programming is transmitted by the broadcasters via dedicated communication lines). The PFLS, after coding, translates the signal into PRCs for onward transmission to the processed transponder onboard the satellite. The processed payload transponder receives multiple uplink signals and processes them for rebroadcast in L Band. PFLSs in London, Toulouse, Nairobi and Dakar provide access to AfriStar. PFLSs in Melbourne and Singapore provide access to AsiaStar. The TFLSs and the PFLSs are equipped with custom-built encryption nodes to encrypt any channel or a group of channels to support the subscription management service.

We will also introduce an over-the-air authorization channel, which will allow any suitably equipped receiver to be activated or de-activated using a dedicated channel without requiring consumers to enter passwords directly into a receiver. This will facilitate quick and easy activation and deactivation of receivers over the air without requiring the manual entry of passwords into a receiver. The over-the-air authorization channel will also have the capability to send short messages to individual receivers.

User segment

Users must purchase a receiver compatible with the L Band frequency in order to access our system. The radio receiver processes, decodes and descrambles the signals to allow users to receive our programming content. Our broadcast frequency and satellites require a special receiver design incorporating a small patch antenna measuring approximately 6 to 8 cm (2.4 to 3.2 inches) which folds neatly into the receiver unit. Each receiver is individually addressable via a unique identifier that can be used to unlock specially coded audio or multimedia signals. This capability provides us with the flexibility to deliver free, subscription and/or premium services to consumers.

The currently available receivers are manually coded for subscription authorization. A Passcode, valid for varying periods of time depending upon the length of the subscription purchased and paid for, is provided to a subscriber and entered into the receiver. Passcodes are re-validated on a quarterly basis. Upon subscription renewal, a new passcode is provided and similarly entered into the receiver. As new receiver products are introduced, we plan to provide for over-the-air activation of subscriptions.

The small, attached receiver antenna facilitates satellite reception within the line of sight of the satellite. To allow for indoor use of the receiver, the antenna can be detached and placed against a window for line-of-sight view of the satellite. Where direct line of sight to the satellite is not possible, we offer a long-range Yagi antenna, which can be mounted outdoors and connected to the receiver. As with any wireless broadcast service, we expect that our transmission coverage will be subject to occasional “dead zones” where the service from the satellite may be blocked or interrupted and reception adversely affected by nearby tall buildings, elevations in topography, tree clusters, highway overpasses and similar obstructions.

Terrestrial system

Since line of sight reception may be difficult in the urban areas in which we operate, we intend to install terrestrial repeating transmitters to rebroadcast our satellite signals in the largest cities in India. Our next generation receivers would be capable of receiving this broadcast. The development of next generation mobile receivers will coincide with our installation of terrestrial repeating transmitters in the markets in which we operate in order to increase the reach of our broadcasts. The satellite component of the system will be based on the same TDM signal we currently use, but will use a modified waveform with several significant enhancements designed to improve in vehicle reception in areas partially shadowed by trees or other obstructions.

Competition

We expect competition for our services from a diverse mix of audio, video and data providers ranging from traditional AM/FM and shortwave broadcasters to cable television and DTH satellite broadcasters, Internet-based radio broadcasters and other potential satellite DARS providers.

Traditional radio

We face competition from traditional AM/FM and shortwave radio broadcasters. The shortwave and AM/FM radio industries are well established and generally offer free-to-air reception paid for by commercial advertising. In addition, certain stations offer free-to-air programming without commercial interruption. Many shortwave and AM/FM radio stations also offer information programming of a local nature, such as local news or traffic, which we may not be able to offer. Radio stations compete for listeners and advertising revenue directly with other radio stations within their markets on the basis of a variety of factors, including program content, on-air talent, transmitter power, audience characteristics, local program acceptance and the number and characteristics of other radio stations in the market. Although there has recently been limited expansion of AM/FM radio in India, traditional AM/FM radio is still not as important a source of competition as in other markets because of the poorer quality and narrow selection of programming currently offered.

Terrestrial Digital Radio

We may also face competition from Terrestrial Digital Radio (TDR) services in the future. TDR is a digital technological upgrade of traditional radio that offers up to CD-quality radio in over-the-air broadcasts with text information such as song title, weather and news alerts included. TDR experimental services are being conducted in a number of countries worldwide, including China, parts of Europe, India and Israel. A few countries, including Canada, the U.K., Denmark and Germany, have started regular commercial TDR services. Standards for providing such services in the United States were authorized by the FCC in October 2002.

Future TDR systems and services may also include technological upgrades which would permit the service to provide digital TV and multimedia signals to mobile phones and other portable devices. Experimental terrestrial “Digital Multimedia Broadcasting”, or TDMB, services are being conducted in a few countries worldwide, including Germany and France, while Korea started offering regular commercial services in January 2005. Commercial TDR and TDMB services are not currently offered in any of our target markets, and we do not have reason to believe that the experimental services currently offered in some of our markets will be commercialized in the near future.

Satellite television and cable

Traditional cable operators and DTH satellite broadcasters programming television distributors offer programming that may compete with ours. Many cable television operators provide a set of music channels as an ancillary service for cable subscribers. Delivery of television via DTH satellite transmission is a growing phenomenon worldwide, including in most of the countries we have targeted, and these satellites may broadcast audio channels. Many DTH satellite services provide a set of music channels accessible through fixed dish receivers mounted on a home or building as an ancillary service for customers investing in the television dish and receiver, and paying the monthly or annual subscription price. DTH and cable audio programs may offer high quality signals and a customer’s choice of available programming is considerably broadened by these offerings—both aspects common to our planned service. Cable services and DTH television, however, are not portable and can only be heard through televisions or stereo receivers wired into the satellite antenna or cable television system, so they will not compete with our portable satellite receivers or our intended mobile automotive service. In addition, most DTH and cable audio services are presently limited to packaged recorded music and are secondary in marketing emphasis to television. However, there are a few existing providers of DTH radio, such as Digital Music Express in the U.S., which offers over ninety channels of digital commercial free sound through a subscription service. However, there are no such providers in our markets currently.

Internet radio broadcasts

There are large numbers of Internet radio broadcasts which can be accessed from any PC connected to the Internet anywhere in the world. In general, the audio quality of these broadcasts is dependent on the bandwidth available and the quality of the Internet connection. To the extent that higher quality sound is available, for the listener to experience a high quality broadcast they must have a broadband connection to the Internet and the listeners must connect their PC to quality speakers. It is unlikely that there will be a portable Internet solution in the markets we are targeting for some time to come. Much of the current radio broadcasts are pre-programmed music playlists, not traditional radio type broadcasts with live DJs or up-to-the-minute news programming.

PC users can download music in formats suitable for storage and playback on their PCs. In contrast to music that is played on a PC directly from the Internet, the sound quality of music that is downloaded from specialty Internet sites for future listening on PCs can be comparable to our broadcasts.

Other satellite service providers

Direct satellite DARS competition in the L Band is limited by the digital satellite radio spectrum allocation established by the 1992 WRC, referred to as WARC-92, and by our current use of this allocation. Although a number of countries have since submitted filings to the ITU for potential use of the same unique L Band frequencies allocated to satellite radio, we are not aware of any other satellite DARS providers in the L Band. While new competitors could emerge, particularly if our service proves to be a commercial success, any potential satellite users of the L Band are required to protect our receivers from harmful interference. Moreover, our two satellites currently occupy most of the L Band spectrum allocation in our target regions.

In addition to direct satellite DARS competition in the L Band, we may face competition from satellite “Digital Multimedia Broadcasting”, or DMB, service providers in one or more of our target markets. Satellite DMB consists primarily of delivering TV programs and multimedia content, including audio, to mobile phones. While the service is aimed primarily at the mobile phone market, it is also possible to provide in-vehicle reception of the service. While satellite DMB is currently available only in Japan and South Korea, similar services have also been proposed for provision in different S Band allocations in other parts of the world, including Europe, India and China. Satellite DMB is currently available only in Japan and South Korea. Due to the long lead-time required to build and launch a satellite system and to deploy the associated ground infrastructure, we believe it would take at least two to three years before any potential satellite DMB providers would be able to launch DMB services in any of the countries within our broadcast coverage area. Further, since satellite DMB consists mainly of delivering TV programs, while satellite DARS is tailored to provide multiple audio channels, we believe any potential competition from future satellite DMB operators will be mainly indirect.

Music players

In addition, listeners increasingly have additional choices for high quality music reproduction, such as CDs, cassettes and MP3 players. Prices for devices to play these media may be lower than the price for our receivers. However, CDs, cassettes and MP3 players cannot provide the “real-time” news and public affairs programming offered on radio. The vast majority of mass-produced, portable MP3 players do not have any AM, FM or satellite radio capability.

Intellectual Property/Trademarks/Patents

We use and hold intellectual property rights for a number of trademarks, service marks and logos for our system and services and for our receivers. We have two main marks—“WORLDSPACE” and the “Orbital Logo”—both of which are registered in over 25 countries in the international categories for satellite communications or radio and data business. We also hold, in various jurisdictions, a small number of regional taglines or channel brand names including but not limited to “AmeriSpace”, “AmeriStar”, “AfriStar”, and “AsiaStar”. In addition, we currently own or have applied for more than 45 patents in more than 40 countries relating to various aspects of our system and receivers, and at any time we may file additional patent applications in the appropriate countries for various aspects of our system. Our patents cover various aspects of the satellite direct radio broadcast system and terrestrial repeaters with formatting of broadcast data, and the processing thereof by the satellite and reception by remote radio receivers. In India we have six patents pending, and in China we have been issued two patents and have five additional patents pending. We also have exclusive rights in various Fraunhofer Gesellschaft patents.

We believe that all intellectual property rights used in our system were independently developed or duly licensed by us, by those we license the rights from or by the technology companies who supplied portions of our system. We cannot assure you, however, that third parties will not bring suit against us for patent or other infringement of intellectual property rights.

We have granted XM, a royalty-free, non-exclusive and irrevocable license to use and sublicense all improvements to our technology. This license renews automatically on an annual basis unless terminated for a breach which has not been or cannot be remedied.

We also hold a blanket license granted by the Composers and Authors Society of Singapore (COMPASS), to broadcast, perform, transmit and otherwise use all musical works which COMPASS has or will have the right to license. The license is deemed to continue from year to year unless terminated by notice in writing by either party at least 60 days before the end of the prior covered year. It was granted concurrently with the launch of transmissions through our AsiaStar satellite. The license covers our transmission of music contained in the COMPASS catalog to and from AsiaStar on a direct-to-receiver basis only, but does not cover third-party retransmissions. With respect to certain music works not contained in the COMPASS catalog and which we may wish to include in future programming, we may approach the rights-holders directly for licenses, which may result in increased costs.

Although we believe the license granted by COMPASS would cover all necessary broadcasting rights for transmissions from our Singapore uplink station to India, China and other countries within the AsiaStar broadcast coverage area, it is possible that sister rights societies in other jurisdictions within the AsiaStar broadcast coverage area will not recognize such license and will seek to require separate licenses for broadcasts into their jurisdictions. This could increase our cost of broadcasting in such jurisdictions.

Employees

As of December 31, 2005, we had 492 full time employees. Of these employees, 128 were located in the United States and 239 in India, with the other 125 employees located in China, Europe, the Middle East and Africa. None of our employees is represented by a labor union. We believe that our relationship with our employees is good.

Regulatory Matters

As an international satellite system operator and provider of DARS, we are subject to regulation at the international and national levels. At the international level, we are subject to the radio frequency spectrum allocation process and satellite coordination procedures of the ITU. Additionally, at the national level, we are subject to regulation by jurisdictions that have licensed our satellites and their associated ground segments. Finally, while provision of our service in most markets does not require service authorization, a limited number of jurisdictions do require that we obtain an authorization for provision of our DARS service.

Regulation at the international level

The ITU radio-frequency spectrum allocation process

The ITU, a specialized agency of the United Nations with over 190 member countries, meets every three to four years at a World Radiocommunication Conference (WRC). The purpose of the WRC is to update frequency allocation decisions and other conditions for use of radio frequency spectrum at the international level. Once the ITU allocates a particular frequency band to a given service, individual member countries may assign and license frequencies within that band to specific communications and media service providers in such countries.

At WARC-92, the ITU allocated the 1452-1492 MHz frequency band (within the so-called “L Band”) to the Broadcasting-Satellite Service (Sound), (BSS (Sound)) referred to as DARS in the United States, on a global basis. Recognizing the line of sight physics of satellite broadcasting and the need to provide seamless coverage in urban areas, the ITU specified that the global allocation covered BSS (Sound) and complementary terrestrial broadcasting. The allocation is co-primary with fixed terrestrial microwave, broadcasting and mobile services. Further, WARC-92 limited BSS (Sound) initial operations to the upper 25 MHz of the L Band allocation (1467-1492 MHz), with the use of the lower 15 MHz of the L Band to commence after the conclusion of a planning conference, which has not yet been scheduled.

ITU satellite coordination

Our use of the orbital locations assigned to us in our licenses is subject to the frequency coordination and registration process of the ITU. In order to protect satellite systems from harmful radio frequency interference from other satellite communications systems, the ITU maintains a Master International Frequency Register (MIFR) of radio frequency assignments and their associated orbital locations. Each ITU member state (referred to as an “administration”) is required by treaty to give notice of, coordinate, and register its proposed use of radio frequency assignments and associated orbital locations with the ITU’s Radiocommunication Bureau.

In our case, the governments of the United States, Australia and Trinidad and Tobago have licensed or authorized our AfriStar, AsiaStar and AmeriStar satellites, respectively, and are therefore the notifying administrations for each of those respective satellites. As our notifying administrations, they are responsible for filing and coordinating our allocated radio frequency assignments and associated orbital locations for each satellite with both the ITU’s Radiocommunication Bureau and the national administrations of other countries in each satellite’s service region.

BSS (Sound) services share the L Band frequencies on a co-primary basis with terrestrial services (including fixed, mobile and broadcasting services). Therefore, our satellites were required to be coordinated with existing systems either lawfully operating in our service regions or enjoying date priority ahead of us. While our notifying administrations, as the formal members of the ITU, are responsible for coordinating our satellites, in practice they require that we, as the satellite licensee, identify any potential interference concerns with existing systems or those enjoying date priority ahead of us, and coordinate with such systems. If we are unable to reach agreement and finalize coordination, our notifying administrations would then assist us with such coordination.

When the coordination process is completed, the ITU formally enters each satellite system’s orbital and frequency use characteristics in the MIFR. Such registration notifies all proposed users of frequencies that such registered satellite system is protected from interference from subsequent or nonconforming uses by other nations.

In the event disputes arise during coordination, the ITU’s Radio Regulations do not contain mandatory dispute resolution or enforcement mechanisms. Rather, the Radio Regulations’ dispute resolution procedures are based on the willingness of the parties concerned to reach a mutually acceptable agreement. Neither the ITU specifically, nor international law generally, provides clear remedies if this voluntary process fails. As further described below, each of our existing satellites has been fully coordinated and registered in the MIFR and therefore enjoys priority over all later-filed requests for coordination and any non-conforming uses. Further, coordination information has been submitted for our AfriStar-2 satellite. However, while the ITU’s Radio Regulations set forth the procedures for the resolution of disputes that may arise either during coordination or after coordination is completed and satellites are registered, as a practical matter there are no mandatory dispute resolution or enforcement mechanisms at the ITU.

Regulation at the national level

Regulation of the satellites

AfriStar-1: Regulation by the United States. On December 17, 1999, the FCC granted AfriSpace, Inc., our wholly-owned subsidiary (AfriSpace), a license authorizing AfriSpace to launch and operate the AfriStar-1 satellite at the 21° East Longitude orbital location to provide commercial digital audio broadcasting services in the L Band to Africa and the Middle East. The license specifically provides for a ten year license term and expires in January 2010. It is renewable at that time.

We successfully coordinated the operation of AfriStar-1 with each of the administrations in the satellite’s coverage area. On February 7, 2006, the ITU registered the AfriStar satellite network in the MIFR. Under current ITU spectrum priority rules, AfriStar-1 has a period of validity of thirty years, through October 2028, and therefore AfriStar-1 has priority for use of the relevant radio frequencies and the associated orbital position.

As noted above, AfriSpace received its license to serve the Africa and Middle East regions. As a U.S. -licensed satellite system, AfriStar is subject to the FCC’s general policies governing satellite services. In this regard, in its DISCO I Report and Order, the FCC gave U.S. satellite operators the flexibility to serve any market within their satellites’ footprint, provided the United States’ international obligations to coordinate the spacecraft are satisfied. AfriStar has been fully coordinated for service throughout its service region, which includes not only the Middle East and Africa, but also portions of South Asia and Western Europe. Therefore, on April 8, 2004, AfriSpace notified the FCC that it intended to provide service to all regions within the satellite’s footprint.

AfriStar-2: Regulation by the United States. On January 3, 2006, we were awarded a license to launch and operate AfriStar-2, and to co-locate it with AfriStar-1 at the 21° East Longitude orbital location. The satellite would operate within the same authorized frequency band (from 1467 to 1492 MHz) as AfriStar-1 and is expected to enhance our service coverage in North Africa, the Mediterranean basin and Western Europe, as well as provide certain “overlap” redundancy for the northwestern and northeastern portions of AfriStar’s current coverage area. On April 21, 2004, the FCC submitted a request to the ITU for coordination with respect to AfriStar-2.

The FCC did not impose a performance bond requirement on AfriStar-2 and only required that it be launched and placed into operation prior to decommissioning AfriStar-1.

A number of ITU filings for the L Band currently have date priority over our AfriStar-2 filing. Although we are required to coordinate our AfriStar-2 filing with these prior-in-time filings, those filings must themselves be coordinated with our AfriStar-1 and AsiaStar satellite notifications.

On February 2, 2006, an application for review was filed asking the FCC to reverse the order by which the FCC had granted the AfriStar-2 license. We timely submitted an opposition to this application for review. While we believe that the application for review lacks any legal basis that would justify a reversal of the FCC’s decision to grant the AfriStar-2 license, there is no guarantee that the FCC will uphold the order.

Other United States regulation. We are also subject to U.S. export controls laws and regulations, specifically the Arms Export Control Act, the International Traffic in Arms Regulations, the Export Administration Regulations and the trade sanctions laws and regulations administered by the U.S. Department of the Treasury’s Office of Foreign Assets Controls in the operation of our business. We have obtained all the specific authorizations currently needed to operate our business and believe that the terms of these licenses are sufficient given the scope and duration of the activities to which they pertain.

AsiaStar: regulation by Australia

Our AsiaStar satellite is subject to regulation under the Radiocommunications Act 1992 (Cth) and the Radiocommunications Licence Conditions (Apparatus Licence) Determination 2003 (Cth), related subordinate legislation and a Deed of Agreement between the Australian Communications Authority (ACA) (now the Australian Communications and Music Authority (ACMA)) and AsiaSpace.

In 1995, the ACA (now the ACMA) on behalf of the Australian government agreed to be the ITU notifying administration for our AsiaStar satellite, operated by AsiaSpace Limited, our wholly-owned Australian subsidiary (AsiaSpace). In 1999, following the ACA filings with the ITU on behalf of AsiaSpace, a Deed of Agreement between the ACA and AsiaSpace was executed that provided for the frequency coordination and operational control of the AsiaStar satellite network from Australia (the Deed).

The Deed remains in force as long as AsiaSpace fulfills its obligations as specified therein, which include compliance with the ITU Radio Regulations, maintenance of a telemetry, tracking and control facility in Australia, AsiaSpace’s continued incorporation in Australia and location of its central management and control in Australia. If AsiaSpace is determined to have breached the Deed, the ACMA has the discretion to terminate the Deed and suppress the ITU notification of the network. In 2005, AsiaSpace agreed in principle to amend the Deed so that it is responsible for all costs payable to the ITU. This requirement is imposed upon other satellite operators in Australia who have entered into similar deeds with the ACMA. AsiaSpace is awaiting draft amendments from the ACMA. Once the AsiaStar satellite reaches the end of its service life, if a new satellite is launched from Australia or an Australian national (including an Australian corporation within the WorldSpace group) authorizes the launch, the Space Activities Act 1998 (Cth) would apply and we will need to apply to SLASO for authorization to launch a replacement satellite. However, there can be no guarantee that SLASO will grant such an authorization, in which case, the radio frequency assignments and associated orbital location currently used by our AsiaStar satellite could become available for use by other satellite operators.

AsiaSpace also currently holds apparatus licenses 1105214, 1105215, 1317666 and 1317667 which are issued by the ACA (now ACMA) and authorize the use of certain frequencies and facilities necessary in Australia for the operation of the AsiaStar satellite. The licenses are renewed annually. Although renewal is not automatic, there is a reasonable expectation that they will be renewed at the appropriate time.

AsiaSpace has successfully coordinated the AsiaStar satellite at the 105º East Longitude orbital location and, by letter dated October 8, 2004, the ACA (as the Australian notifying administration before the ITU) has been notified by the ITU that the relevant satellite frequency assignments for AsiaStar are registered in the MIFR.

AmeriStar: regulation by Trinidad and Tobago

On December 30, 1992, the Government of Trinidad and Tobago granted a special license to WorldSpace Caribbean Ltd., a wholly-owned (indirect) subsidiary, to provide commercial digital audio broadcasting services from the 95° West Longitude orbital location. This license expired on April 2, 2000 and was subsequently renewed in December 2001 and remains effective until 2013.

As a result of a lengthy coordination process, the initial filing for AmeriStar expired in January 2002. The Government of Trinidad and Tobago subsequently submitted a new advance publication filing to the ITU effective the same month, and a request for coordination filing with a July 2002 date of receipt. Coordination of this new filing, which is identical in all respects to the expired one, is on-going.

Regulation of the Worldspace ground system

Operation of the satellites

Our satellites are monitored and controlled by the ground control system, which is comprised of regional operations centers (ROCs) in Silver Spring, Maryland and Melbourne, Australia; telemetry, command and ranging (TCR) stations in Bangalore, India, Melbourne, Australia and Mauritius; and in-orbit testing/communications system monitoring (IOT/CSM) stations in Libreville, Gabon and Melbourne, Australia that control and monitor the downlink signal quality of each satellite. Pursuant to our contracts with relevant in-country service providers such as Gabon Télécom, Antrix Corporation Limited of India and Mauritius Telecom, the responsibility for obtaining and maintaining all necessary regulatory authorizations for operation of the ROC, TCR and IOT/CSM stations not owned or operated by WorldSpace resides with the applicable local service providers. We believe that our ground system service providers have obtained all necessary regulatory authorizations for the operation and monitoring of the AfriStar and AsiaStar satellites. In certain locations, including Mauritius, Gabon and South Africa, the agreements with our ground system service providers have expired and we are currently negotiating extensions or renewals of such contracts.

Regulation of Receivers. Our receiver manufacturers have the broad responsibility to market the receivers. Pursuant to our receiver development, production, marketing and license agreements, the relevant receiver manufacturers are responsible for obtaining and maintaining any permits and similar approvals relating to the sale of the receivers and for complying with all applicable export compliance laws.

We believe that the single and multiband receivers which will be used as part of our system will be regulated internationally in the same manner as current analog radios. Thus, customs restrictions and tariff levels may vary from country-to-country or region-to-region. However, there can be no assurance that some countries will not apply to the receivers a separate regulatory regime than that applied to conventional analog radios.

In the international trade of products, most countries follow the Harmonized Commodity and Coding System, also referred to as the Harmonized System (HS), as a basis to calculate customs tariffs. To date, most countries that have allowed the importation of satellite DARS receivers have used the Harmonized System 85.27 classification, which also applies to conventional analog radios.

India

We began offering free-to-air service to India in 2000, and started providing the first subscription digital radio service in India in 2002. We are now in the early stages of seeking approval to offer a “hybrid” digital radio service in India. This service will utilize terrestrial repeaters located in urban and other areas where reception is problematic, in conjunction with our AsiaStar satellite, in order to develop a new mobile service intended for use in automobiles. Radio services in India are governed by the central government pursuant to the Indian Telegraph Act, 1885 and the Indian Wireless Telegraphy Act, 1933 which, among other powers, give the central government the power to grant licenses to persons establishing, maintaining or working a telegraph apparatus, or even possessing a wireless telegraph apparatus, including radios, within any part of India. Each successive step in our Indian business strategy entails an increased level of regulation, and involves various regulatory authorities. These include: the Department of Telecommunications under the Ministry of Communications and Information Technology which is responsible for policy formulation, licensing, and wireless spectrum management, among others, the Telecom Regulatory Authority of India (TRAI), an autonomous government entity created under the TRAI Act, 2000, which is charged with regulating the telecommunications sector and providing recommendations to the government; the Ministry of Information and Broadcasting; the Wireless Planning & Coordination Committee (WPCC) Wing of the Ministry of Communications & Information Technology, created under the Government New Telecommunications Policy, 1999 which sets spectrum policy in India; the Ministry of Home Affairs; the Department of Space; and the Standing Advisory Committee on Radio Frequency Allocation (SACFA). The regulatory aspects of the different stages of our business plan for India, as well as the respective roles of these governmental bodies, are described in more detail below.

Free-to-air services. India does not currently require downlink service/frequency authorizations to provide free-to-air, satellite-only digital radio services, including ancillary data transmissions. Currently, only Indian companies are authorized to downlink and uplink television channels to and from India. With respect to protection from interference into our L Band frequencies, the Indian administration has adopted the WARC-92 allocation for BSS (Sound) in its national table of allocations on a co-primary basis with the fixed service. Any potential interference issues are coordinated on a case-by-case basis.

Satellite-based subscription services. We have secured a general business license to carry out various activities including the collection of revenue. This, in turn, allows us to provide subscription audio services in India. Under the Indian Telegraph Act, 1885 and Indian Wireless Telegraphy Act, 1933, establishing, maintaining, working any telecom equipment or possessing any wireless equipment, including satellite receivers, uplinking equipment or terrestrial repeaters, requires the approval of the Department of Telecommunications unless the equipment has been issued a general license or has been specifically exempted from the licensing requirement. Radio receivers have been exempted from specific licensing requirements. We also hold an import license for our receivers.

“Hybrid” services. For the terrestrial retransmission component of our “hybrid” digital radio services, we must obtain a spectrum allocation, spectrum and transmitter authorizations and may also be required to obtain a service license from the Indian government pursuant to the Indian Telegraph Act, 1885, Indian Wireless Telegraph Act, 1933, the National Telecommunication Policy, 1999 and related regulations of the TRAI. Our terrestrial component will require approximately 5 MHz in each urban/suburban area where the satellite signal will be retransmitted. The WPCC process is to allocate terrestrial frequencies after assessing the spectrum requirement and utilization in each city. We expect that the WPCC will carry out this exercise in advance of issuing a full wireless operating license, and in parallel with the separate process of obtaining a service license.

The transmitter authorization, which is under the authority of SACFA, covers the transmitter equipment inclusive of antenna, RF, IF and Baseband. All radio transmitters require SACFA and WPCC clearance, which is issued by the WPCC based upon the equipment specifications. The transmitter authorization is also required for importing equipment into India, as is a Telecommunications Engineering Center certificate. The manufacturers of our receivers are contractually required to obtain all relevant regulatory authorizations.

In addition to the SACFA and WPCC licenses described above, the terrestrial retransmission component may also require a service license and other related authorization from the Ministry of Information and Broadcasting to operate a digital “multiplex” of channels. At the moment, the Ministry does not have regulations governing service authorizations for hybrid DARS.

We have applied for an experimental frequency license to conduct Continuous Wave (“C/W”) drive tests in Bangalore, in order to evaluate the likely coverage to be obtained from specific candidate sites for a terrestrial repeater network. When the pending DARS deliberations are finalized, and a satellite radio policy adopted, we intend to submit the resulting data collected from the C/W drive tests to the WPCC for final site approvals, in advance of the launch of our mobile DARS service.

Pending DARS deliberations. In response to the gap described above in the regulations of the Ministry of Information and Broadcasting, TRAI issued a consultation paper in December 2004 and on June 27, 2005 issued a recommendation paper to the Ministry on appropriate terms and conditions for satellite DARS licensees. As we are currently the only DARS provider in India, WorldSpace India has been participating in the government’s deliberation process regarding the DARS policy.

In its recommendation paper, TRAI recommended that licenses for DARS be granted for periods of 10 years. Licenses would only be granted to Indian subsidiaries. TRAI recommended that no licensing fee be imposed, unless the number of license applications exceeds the available spectrum space. Instead, satellite DARS providers that are permitted to use terrestrial repeaters would be subject to a revenue share of 4% of gross earnings generated in India. TRAI also recommended that 100% foreign ownership be permitted in Indian DARS licenses, including terrestrial repeater licensees. The Indian government may or may not accept the TRAI recommendations. Even if the government accepts the TRAI recommendations, it can be selective in accepting the recommendations and may accept them in part.

When a regulatory regime is established, WorldSpace may be required to obtain approval from the WPCC, SACFA, the Ministry of Home Affairs, the Department of Space or other government bodies. WorldSpace may also be required to partner with a local entity to provide service. Although TRAI’s recommendations for DARS do not include foreign ownership restrictions, the laws governing most other telecommunications and broadcasting services in India, including the Foreign Exchange Management Act, 1999, do include foreign ownership restrictions. We anticipate that WorldSpace will be able to continue providing service in India in some fashion, either through its wholly-owned subsidiary, a joint venture with a locally-owned service provider, or some other arrangement.

We are also working with Webel Mediatronics Limited, a leading Indian government-owned supplier of broadcast equipment and services, and other possible local manufacturers and operators, for the supply, installation, operations and maintenance of terrestrial repeater hardware.

Regulatory status in Europe

Digital radio broadcasting services constitute a relatively new commercial sector in Europe; consequently, many European administrations are re-examining their existing regulatory frameworks to accommodate the potential new services. At the pan-European level, European administrations recently established a frequency plan, known as the Maastricht 2002 plan, to facilitate and encourage the introduction of national terrestrial digital radio networks. As described below, one consequence of the terrestrial frequency plan is the reduction of the available spectrum in Europe for the deployment of satellite radio networks.

In July 1995, the European Conference of Postal and Telecommunications Administrations (CEPT), met in Wiesbaden, Germany and agreed on a Special Arrangement concerning the introduction and planning of Terrestrial Digital Audio Broadcasting (T-DAB), in the VHF frequencies (174-230 MHz) and L Band (1452-1467.5 MHz) in the territories of the signatory Administrations (referred to as the WI-95 arrangement). In the Special Arrangement, each of the signatory administrations received a certain number of allotments, consisting of T-DAB frequency blocks that were geographically limited and pre-coordinated so as not to interfere with each other, and distributed with a view to forming two complete national coverages per country.

Subsequently, terrestrial digital radio proponents requested that additional L Band spectrum resources above 1467.5 MHz be allocated for T-DAB, in addition to the WI-95 plan. In October 2000, the European Radiocommunications Committee (ERC), the highest body within the CEPT in charge of radio communications matters, authorized seven additional frequency blocks (approximately 12 MHz) from the satellite-only part of the upper 25 MHz of the L Band to be used for the planning of one further T-DAB coverage in each country. A CEPT Conference took place in June 2002 in Maastricht to develop this third coverage plan and to transfer former L Band T-DAB allotments from the WI-95 arrangement into the resulting new “MA-02 Special Arrangement.”

The resulting MA-02 plan leaves 12.5 MHz (1479.5-1492 MHz) of the original WARC-92 allocation for satellite digital audio broadcasting, including ancillary terrestrial components, and our AfriStar satellite has been coordinated to use this frequency range within its broadcast coverage area, which includes most of Europe. We believe the 12.5 MHz set aside by the MA-02 plan provides sufficient radio-frequency spectrum to execute our business development plans in Western Europe, including our contemplated provision of DARS and mobile DARS.

China

Our wholly owned subsidiary, WorldSpace China, has entered into memoranda of understanding with several third-party providers of content with respect to possible cooperation agreements. In addition, WorldSpace China intends, through local Chinese media entities or alliances with local Chinese media entities, to provide services to local radio broadcasters and other media groups who hold appropriate licenses granted by SARFT to engage in radio broadcast and television programming business in China. While we are not yet providing commercial DARS service in China, we have established the necessary satellite infrastructure that will allow us, through cooperation with local China media entities, to begin providing service.

The telecommunications industry in China is subject to extensive government regulation. The Ministry of Information Industry (MII) is the primary agency of the Chinese government for regulating the telecommunications industry in China. As such, MII is responsible for, among other things: formulating and enforcing telecommunications industry policies and regulations; establishing technical standards; granting telecommunications services licenses; supervising the operations and quality of service of telecommunications operators; allocating and administering telecommunications resources, such as spectrum and telephone numbers; and, together with other relevant government agencies, formulating tariff standards.

Currently, a national telecommunications law is in the process of being drafted. If and when the telecommunications law is adopted, it is expected to become the basic telecommunications statute and provide a new regulatory framework for the telecommunications industry in China. The Telecommunications Regulations, effective as of September 25, 2000, were promulgated by the State Council, and provide the primary regulatory framework for China’s telecommunications industry until finalization and adoption of the new telecommunications law. The Telecommunications Regulations primarily address: entry into the telecommunications industry; network interconnection; telecommunications resource allocation; tariffs; and service standards.

The Telecommunications Regulations distinguish between basic and value-added telecommunications services, which are subject to different licensing requirements. According to the Catalog of Telecommunications Services, promulgated by the MII and made effective as of April 1, 2003, satellite communications services are categorized as basic telecommunications services. All operators of telecommunications businesses in China must obtain appropriate licenses or permits. An operator of a basic telecommunications business is required to obtain certain authorizations, such as a license for providing VSAT service, a license for leasing a satellite transmitter and a frequency approval, in order to provide such specific telecommunications services. Further, the Administrative Regulations on Foreign-Invested Telecommunications Enterprises, promulgated by the State Council and made effective as of January 1, 2002, provide that the foreign equity ownership in a basic telecommunications service provider must not exceed 49%. However, foreign investment in basic telecommunications services, including but not limited to satellite communications services, is highly restricted and regulated.

Currently spectrum utilization by our AsiaStar satellite for broadcasting services to individual households in China must be implemented through a local satellite service provider with appropriate license(s) granted by the MII. In 2000, we entered into several agreements, including an exclusive agency agreement, with China Telecommunications Broadcast Satellite Corporation, through which, after a restructuring in 2001, ChinaSat (acting, as appropriate, through its parent company, subsidiary or subsidiaries or affiliated company), became the sole agent to lease our AsiaStar satellite and develop our satellite leasing business in China. ChinaSat is one of six state-owned telecommunications operators in China and is the largest satellite operator. All existing licenses/permits regarding our satellite leasing business in China were granted to ChinaSat by the MII, including a basic telecommunications business license, and an operation license for leasing a satellite transmitter. According to the agency agreement, ChinaSat assumes full responsibility for obtaining the requisite government approvals, licenses and permits (if any) to ensure the legality of our satellite leasing business. In 2000, China Telecommunications Broadcast Satellite Corporation, which became a wholly-owned subsidiary of China Satellite Corporation after a restructuring in 2001, obtained MII’s approval for its one year commercial testing of satellite-based information service using the L Band of AsiaStar. In October 2004, ChinaSat obtained the MII’s approval to establish an L Band satellite digital audio broadcasting transmission system and uplink station subject to annual review by the MII. We currently anticipate that all necessary approvals for satellite transmission services will be granted to ChinaSat.

Foreign investment in value-added telecommunications services, including but not limited to Internet data center and Internet access services, electronic data interchange services and information transmission services, is also subject to regulatory restrictions. In connection with China’s entry into the World Trade Organization (WTO), the threshold of the foreign investment in a company, which is engaged in value-added telecommunications services, can be up to 50%. It is, however, not permitted in China to operate value-added telecommunications services by either a foreign company or its wholly foreign-owned enterprise. Under such a WTO commitment, we, through our wholly-owned subsidiary, have entered into memoranda of understanding with several third-party providers of content with respect to possible cooperation agreements. WorldSpace China is validly existing in China and holds a business license to engage in, among others, researching and developing technologies for electronic equipment and multimedia information services, providing e-business information services, and providing technology services, consultations and training concerning its own products and sale of its own products.

The radio and television industry in China is highly regulated by the Chinese government. The SARFT, along with the Ministry of Culture and the Information Office of the State Council regulate and censor the information which can be provided via radio, film and television. Foreign investors are currently prohibited from operating radio and television stations, radio and television transmission networks comprising transmission stations, relaying stations, satellite up-link stations, satellite receiving stations, microwave stations, monitoring stations and cable broadcasting and television transmission networks as well as publishing and playing broadcast and television programs. However, as of November 28, 2004, foreign investors are allowed, subject to approval by the SARFT and the Ministry of Commerce, to cooperate with local partners in China to produce television and radio programs, provided that the local Chinese partners hold a majority of the interests.

Although beginning in 2004, the regulatory framework for the radio and television industry in China has become more deregulated and transparent, restrictions remain tight on foreign investment in the radio and television fields in China and censorship procedures remain relatively restrictive with respect to content that is to be broadcast in China. The SARFT has indicated its intention to further liberalize this industry and strengthen the development of the digital television and broadcasting service, however, it is uncertain as to when and how these restrictions will be liberalized. Under the current Chinese regulatory regime, we are neither allowed to hold, or to establish any foreign-invested company with Chinese entities to hold, a license or permit with respect to the broadcasting business, nor are we currently engaged in the radio or television broadcasting business in China. If the Chinese government further opens the radio and television industries and grants licenses and permits to foreign investors or foreign-invested companies, we intend to implement a broadcast service using our AsiaStar satellite.

In China, a permit from the Ministry of Commerce or its local counterparts is required for any technology licensing agreements between foreign companies and the Chinese licensees for technology which is subject to restrictions on importation under Chinese laws. With regard to technology that may be freely imported, Chinese licensees are required to register the technology licensing agreements with the Ministry of Commerce or its local counterparts and obtain a registration certificate. If the licensed technology is protected by a Chinese patent, the parties to the technology licensing agreement are required to file the agreement with the State Intellectual Property Office (SIPO) or the local patent offices authorized by SIPO. Chinese licensees are also required to present the permit or the registration certificate or, if the licensed technology is protected by a Chinese patent, the filing documents, as the case may be, to the Chinese foreign currency control departments, local banks, taxation departments and customs when they make payment of the royalties to us. We have entered into technology license agreements with several Chinese companies to manufacture the receivers necessary for Chinese customers to listen to our programming upon the successful launch of our services in China.

Singapore

In February 2000, The Singapore Broadcasting Authority issued an International Satellite Radio Service License to WorldSpace Asia which authorizes WorldSpace to downlink its DARS service into Singapore. The license expired on January 31, 2005, but has been renewed for an additional 5 year term.

United Kingdom

In May 2001, the Radio Authority issued WorldSpace U.K. a Radio Authority Satellite Service License under Part III of the Broadcasting Act 1990, which authorizes WorldSpace U.K. to offer a multi-channel service receivable via custom-built receivers and carried on the AfriStar satellite. The Radio Authority ceased to exist on December 29, 2003, and its duties were assumed by a new communications regulator, the Office of Communications (Ofcom). Ofcom varied the license in December 2003 to conform with the requirements of the Communications Act 2003. The license will remain in effect until surrendered by WorldSpace U.K. or revoked in accordance with the conditions of the license, and requires payment of such fees as Ofcom may specify.

Executive Officers of the Company

Below please find certain information concerning each of our executive officers.

Name	Age	Position(s)
Noah A. Samara	47	Chairman, Chief Executive Officer and President

Sridhar Ganesan	43	Executive Vice President—Chief Financial Officer

Andenet Ras-Work	42	Chief Operating Officer

Donald J. Frickel	63	Executive Vice President and General Counsel and Secretary

Noah A. Samara has served as the Chairman, Chief Executive Officer and President of WorldSpace and its predecessors since inception. Mr. Samara has been involved in the development of both geostationary and low earth orbit (LEO) satellite systems since the mid-1980s. Mr. Samara’s early career was in satellite telecommunications, first with Geostar Corporation and later with the Washington law firm of Venable, Baetjer, Howard & Civiletti.

Sridhar Ganesan has served as Executive Vice President—Chief Financial Officer of WorldSpace and its predecessors since October 2004. Mr. Ganesan joined the WorldSpace group in September 2001 as Senior Vice President, Corporate Strategy & Development. Prior to joining the WorldSpace group, Mr. Ganesan was the founder and Chief Executive officer of a US-based applications services provider, Skymach Corporation, from 2000 to 2001. Prior to that, Mr. Ganesan worked at Lockheed Martin Global Telecommunication in business development positions. Mr. Ganesan has more than twenty years of experience in business development, implementation of international businesses and projects and marketing and sales in the satellite, telecommunication, Internet, information technology and media areas.

Andenet Ras-Work has been the Chief Operating Officer of WorldSpace and its predecessors since March 2002. From March 2000 to February 2002, Mr. Ras-Work was President and Chief Executive Officer of Semantix Inc., an enterprise software firm. Prior to joining Semantix, Mr. Ras-Work held several senior management positions at Hewlett Packard, most recently as E-Commerce Group Manager from 1990 to 2000. Mr. Ras-Work’s career experience includes international marketing and corporate development and supply chain management in the information technology as well as the telecommunications industries.

Donald J. Frickel has served as Executive Vice President, General Counsel and Secretary of WorldSpace and its predecessors since January 1999. Mr. Frickel joined the WorldSpace group in March 1996 as Senior Vice President, Legal & Regulatory Affairs. Prior to joining the WorldSpace group, Mr. Frickel served as Associate General Counsel for Mobil Oil Corporation.

Available Information

Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to the reports are available free of charge through our Internet website, http://www.worldspace.com. We post each of these reports on the website as soon as reasonably practicable after the report is filed with the Securities and Exchange Commission. The information on our website is not incorporated into this Form 10-K.

ITEM 1A.	RISK FACTORS

Our business, prospects, financial condition, operating results or cash flows may be materially and adversely affected by the following risks, or other risks and uncertainties that we have not yet identified or currently consider to be immaterial.

RISKS RELATED TO OUR BUSINESS

Our business has experienced significant losses and we may not be able to generate sufficient revenue to become profitable.

Through the end of December 2005, we have spent approximately $1.3 billion in connection with the development and launch of our business. To date, the build-out of our infrastructure and our day-to-day operations have been financed substantially by our financing activities, and we have had limited revenue from operations. As of December 31, 2005, we had incurred aggregate losses of approximately $2.2 billion. We plan to dedicate significant resources to our current business strategy, including increased marketing and construction of terrestrial repeater networks in India, development of next generation mobile receivers and launch of service in Western Europe and China. In addition, to the extent we have positive annual earnings before interest, taxes, depreciation and amortization (EBITDA), we are required to make payments of 10% of our EBITDA, if any, to Stonehouse Limited (“Stonehouse”) for each annual period through December 31, 2015 under a royalty agreement with Stonehouse Capital Ltd. (“Stonehouse”). See Note C to our Consolidated Financial Statements contained in Item 8 herein. We anticipate that, in the near term, we will continue to rely on the proceeds from our recent financings, including our IPO, to sustain our operations. In the future, we will need to generate significant revenue in order to achieve a profit from operations, and we can offer you no assurance that we will ever become profitable.

If we do not achieve sufficient demand for our services or are unable to retain our customers, we may not generate sufficient revenues for us to become profitable.

We cannot estimate with any degree of certainty the potential market demand in our target markets for a subscription-based digital satellite radio service or the degree to which our service will meet such market demand. We will achieve or fail to gain market acceptance depending upon many factors, some of which are not within our control, including:

•	whether we can offer sufficient high-quality programming consistent with our potential customers’ preferences;

•	the willingness of consumers, on a mass-market basis, to pay subscription fees to obtain satellite radio broadcasts;

•	the extent to which we can limit customer turnover (or “churn”), either as a result of customers electing voluntarily to discontinue our service (including customers who discontinue following rate increases at the end of any promotion) or as a result of customers being discontinued due to nonpayment;

•	the cost, availability and consumer acceptance of receivers capable of receiving our broadcasts;

•	our marketing and pricing strategies, as well as those of our receiver manufacturers;

•	competition from other media and entertainment in our target markets;

•	the development of alternative technologies or services; and

•	the general economic, political and social conditions in our target markets.

If for any reason we cannot achieve a rapid and significant level of consumer acceptance for our service, or we are unable to retain sufficient percentages of our customers (including promotion subscribers) we may not generate sufficient revenues for us to become profitable.

High subscriber acquisition costs could adversely affect our profitability.

In order to attract subscribers to our service in India, we are subsidizing a portion of the costs of purchasing the lowest-cost receiver capable of receiving our broadcast that is offered in our Indian market. Substantially all of our receiver sales in India have been sales of this receiver model. We intend to continue to subsidize a portion of the costs of purchasing receivers in our Indian market and in other markets as we introduce our service. We are also conducting a large advertising and sales campaign and other promotional activities in connection with our roll-out of services in different markets in India. Consequently, our subscriber acquisition costs have increased substantially. Our subscriber acquisition costs may increase even further if we determine that more aggressive advertising, promotions or other marketing efforts are necessary to promote faster subscriber growth or to respond to competition, or are otherwise advisable. If these subscriber acquisition costs become sufficiently high they could materially adversely affect our financial performance.

We may incur significant delays and expense in the development and installation of terrestrial repeater transmitters, and we cannot be certain that the systems will function properly.

Our planned introduction of a mobile service in India requires the installation of a network of terrestrial repeating transmitters (terrestrial repeaters), which serve as gap fillers to avoid signal disruption in the markets in which we plan to offer mobile products. The eventual roll-out of our mobile services in Western Europe and China will also require the installation of networks of terrestrial repeaters.

We intend to install terrestrial repeaters to rebroadcast our satellite signals in various cities in India as we expand our terrestrial network and roll out our services. We are currently developing new technology for the future terrestrial repeaters in cooperation with SED Systems, a division of Calian Ltd. We may experience significant delays in deploying the repeater network in India if the terrestrial repeater technology turns out to be more complex than we currently expect. Moreover, since we rely on SED to provide key technical expertise, personnel-related delays may be out of our control. As our current receivers are not compatible with the terrestrial repeaters, we will also need to offer a next generation of receivers that can receive these rebroadcasts as well as broadcasts directly from our satellites. Until we have installed and tested a substantial portion of the new equipment we cannot be certain that our mobile DARS will function using the terrestrial repeaters. In addition, some areas may still experience “dead zones” and we may incur additional costs to install terrestrial repeaters to cover these areas. We also may experience significant delays and expense in the implementation of our current plan to install terrestrial repeaters in the event that third-parties with existing terrestrial repeater networks, including radio broadcasters, upon whom we may be relying to secure optimal sites and install our terrestrial repeater network, do not cooperate with us or do not act in a timely and effective manner.

We may also experience signal interference with our new receivers in India and Western Europe and later in China, due to terrestrial transmissions in portions of the L Band spectrum. When we identify a signal that is interfering with our terrestrial rebroadcasts, we will seek to negotiate a solution with the local operator of the transmitter. However, we may not always be able to reach a timely agreement through the relevant government authorities responsible for frequency management that will allow our customers to receive our service without any interference.

We may be unable to obtain the authorizations required to operate our terrestrial repeater networks in India or to retain the necessary authorizations to operate a subscription service.

The Indian government does not currently have a regulatory framework or written policy governing satellite radio services, and we are presently the only satellite radio services provider in the country. We have received the government authorizations that are presently required to provide our existing subscription service and to import our current receivers. However, in order to deploy complementary terrestrial repeaters in India, we will be required to obtain spectrum allocation and transmitter authorizations and may also be required to obtain service licenses. In addition, the Indian government may require that we obtain additional authorizations or licenses or may impose restrictions on our business. Moreover, in the recommendation paper issued on June 27, 2005 the

Telecom Regulatory Authority of India (TRAI) recommended to the Indian government that a revenue share fee of 4% of gross earnings generated in India be imposed if the satellite broadcaster uses terrestrial repeaters. Further, the Indian government is planning to issue regulations governing DARS, and such regulations may require us to obtain additional authorizations or licenses or impose restrictions on our business. In addition, TRAI has also recommended that the Indian government regulate content of DARS providers. Any failure to obtain any required licenses or further authorizations or any material changes in our current authorizations or imposition of any additional restrictions could adversely affect our ability to carry out our business plan in India. Moreover, we are planning to introduce a new generation of receiver products incorporating new technology. We expect some increased risk during the period when our manufacturing partners begin commercial manufacture of receiver products incorporating the new technology.

We may experience delays and incur significant costs in the development and production of our receivers.

The timely manufacture and distribution of our receivers at a price that is attractive to consumers is a critical factor in the execution of our business plan. The receivers for our Indian market are manufactured by a limited number of third-party vendors. Because the current market for our receivers is limited, the financial incentive for manufacturers to produce significant quantities of our receivers at an attractive price is similarly limited. If we are unable to maintain established relationships with our manufacturers or develop comparable relationships with new vendors, we could experience delays in the development, supply and availability of our receivers at acceptable quality and price levels. Our business plan also depends on the reduction of the cost of our receivers in order to make them available to consumers at an attractive price. Currently, to encourage sales of our receivers, we subsidize our lowest-cost receivers in India. We expect that in the near term future, we will need to continue to subsidize the cost of our receivers by offering them to distributors at a price below their cost to us. If we cannot reduce such subsidies in the future, our earnings and results of operations will be negatively affected.

Our next generation of receivers will eventually replace our current receivers, which may result in increased costs, higher subscriber turnover, or lower receiver sales.

In connection with the introduction of our mobile DARS and the introduction of our next generation of receivers, we intend to begin broadcasting our signal in a modified waveform. Our current receivers will not be able to decode the modified waveform signal. While we intend to broadcast in both waveforms for a period of time, we will eventually cease broadcasting in the older waveform. We will have to transition our subscribers from the older receivers to our next generation receivers. Because our next generation of receivers will, when introduced, be more expensive than our existing receivers, we will face increased costs to the extent we decide to subsidize the transition of our current subscribers to our next generation receivers. In addition, new customers may not be willing to pay for the higher priced new receivers. We may also experience higher subscriber turnover if existing subscribers decide not to purchase a new receiver.

Future royalty and other contingent payments could materially limit our available working capital and negatively impact our results of operations.

We have significant contingent annual payment obligations for the next ten years under our royalty agreement with Stonehouse. We are obligated to pay to Stonehouse 10% of our annual EBITDA, if any, for each annual period through December 31, 2015. In addition, we must maintain a segregated reserve account to be funded in each quarter of any year in which EBITDA is forecast to be positive at the rate of 25% of the estimated annual payment. In addition, the holders of our $155 million principal amount of convertible notes may require us to redeem the unpaid principal of, and accrued interest on, any notes that remain unconverted on December 30, 2007. See Note C to our Consolidated Financial Statements continued in Item 8 herein. The contingent royalty payment and reserve account obligation under the royalty agreement and the optional repurchase of our notes could each limit our cash flow and funds available for our working capital, and in the case of the royalty agreement obligations could result in a charge against our earnings which could have a material, adverse effect on our results of operations.

We have faced in the past, and may face in the future, challenges and constraints in obtaining financing.

We will need to raise additional financing to fully launch our business in Western Europe and China. We have faced, and in the future may continue to face, many challenges and constraints in financing our development and operations. For several years we experienced severe working capital constraints and incurred substantial delays in implementing our business plan largely as a result of our inability to raise financing. For example, prior to 2005, financing shortfalls forced us to limit our Indian marketing effort and the roll-out of our services. We cannot guarantee that in the future we will not experience periods where we have limited funding and difficulty in raising any necessary capital on favorable terms, if at all. During any such period, we would continue to need significant amounts of cash to fund our capital expenditures, administrative and overhead costs, and contractual obligations. In such circumstances, if we were not able to obtain additional financing, we could be forced to curtail, or even cease, operations.

Because the vast majority of our revenue will be derived from operations outside the United States, while our consolidated financial statements are presented in U.S. dollars, changes in the exchange rates between the local currencies of our operations and the U.S. dollar could materially affect our reported results of operation.

We anticipate that the vast majority of our revenue will be derived from our operations outside the United States, particularly India, Western Europe and China. We present our consolidated financial statements in U.S. dollars. Because we report our financial results in U.S. dollars, our consolidated financial statements will include gains and losses from foreign currency translation adjustments, and these adjustments could have a material impact on our reported results of operations and could result in significant period-to-period fluctuations in our reported results of operations which are not attributable to, and may be at variance with, our actual business performance. Exchange rate fluctuations may also affect the relative values of working capital advances between our various subsidiaries and of payments to and receipts from third parties, the effects of which impact our results of operations.

Our satellites have a limited life and may fail in orbit.

Satellites utilize highly complex technology and, accordingly, are subject to in-orbit failures after they have been successfully placed into operation. Our AfriStar satellite was launched in October 1998, and our AsiaStar satellite was launched in March 2000. Our satellites are designed to operate in orbit for approximately 12 years after launch. After this period, our satellites’ performance in delivering our service may deteriorate. Each satellite has an orbital maneuver life of 15 years, which means that each satellite has been designed to maintain its assigned orbital position (within 0.1 degrees) for 15 years. The useful life of our satellites may vary from our estimate. If one of our satellites were to fail or suffer significant performance degradation prematurely and unexpectedly, it would cause interruption in the continuity of our service or impair the quality of our service.

A number of factors could decrease the useful lives of our in-orbit satellites, including:

•	expected gradual environmental degradation of solar panels;

•	defects in the quality of construction;

•	failure of satellite components or systems that are not protected by back-up units;

•	loss of the on-board station-keeping system that maintains the geosynchronous position;

•	unexpected increase in use of fuel; and

•	in rare cases, damage or destruction by electrostatic storms or collisions with other objects in space.

Our AfriStar satellite has developed a defect in its solar panels. The panels are collecting less power than intended, and we expect that this may affect that satellite’s operation in the period 2008-2010. At that time we may need to make an operating decision regarding the use of our AfriStar satellite, since it would be possible to extend the useful life of the satellite through careful management of the power generated by the solar array. This may require broadcasting a smaller number of channels over one or more of its beams in order to conserve power or reducing the power radiated by one or more of its beams with a resulting reduction of the broadcast coverage area. One of our target markets, Western Europe, is served by the AfriStar satellite and could be affected by the performance of our AfriStar satellite.

Our insurance may not cover all risks of operating our satellites.

We currently maintain in-orbit insurance coverage for our AsiaStar and AfriStar satellites, which would reimburse us for a portion of the insured satellite value in the event of a partial loss or for the full insured value in the event of a total loss, subject to stipulated deductibles and exclusions. The in-orbit policy for AsiaStar, which was recently renewed, is for one year. We are continuing to review whether we will continue to maintain in-orbit insurance coverage for our AfriStar satellite. We anticipate that in-orbit insurance policies will continue to be on a year-to-year basis, which has become standard in the industry. In-orbit insurance for a satellite will not protect against all losses to a satellite. Our current AsiaStar and AfriStar policies contain specified exclusions, deductibles and material change limitations. Moreover, although we intend to maintain in-orbit insurance at least on our AsiaStar satellite, any determination we make as to whether to maintain in-orbit insurance coverage will depend on a number of factors, including the availability of insurance in the market and the cost of available insurance. We will also consider the exclusions to coverage, if any, required by insurers and the other terms and conditions upon which the insurance is available. Even if we seek to obtain replacement insurance in the future, we may not be able to obtain this insurance on reasonable terms and conditions. Moreover, this insurance coverage may be costly, if available at all.

Our on-ground satellites may be damaged or destroyed during launch.

In addition to AfriStar and AsiaStar, we have two additional satellites, one fully assembled satellite (F3) and another satellite (F4) for which the long lead parts have been procured and partially assembled, which are currently maintained in storage in Toulouse, France. We have accepted risk of loss for these satellites and maintain ground insurance for both these satellites. The F3 satellite, which can be used to replace either AfriStar or AsiaStar, may also be modified and launched to provide DARS in Western Europe. In such case, it is envisioned that the F4 satellite, upon full assembly, would be maintained as an on-ground spare satellite that could be launched in the event that one of our other three satellites experiences an in-orbit failure. The launch of a satellite is subject to significant risks, including launch failure, satellite destruction or damage during launch or failure to achieve proper orbital placement. Launch failure rates vary depending on the particular launch vehicle and contractor, which have not yet been determined with respect to our F3 and F4 satellites. If the launch of either our F3 or F4 satellite were to fail, result in destruction or material damage during launch or fail to achieve proper orbital placement, we would suffer, in addition to any cost relating to building or procuring a replacement satellite and launching such satellite that is not covered by insurance, a significant disruption in the development of the relevant portion of our business as well as a significant impact on our earnings as a result of the delay in revenue producing activities.

We may not be able to compete effectively against conventional radio stations or other potential providers of consumer audio services.

In seeking market acceptance, we will encounter competition for both listeners and future advertising revenue from many sources, including traditional AM/FM radio, shortwave radio, Internet based audio providers, satellite television and cable and digital music players. We could also face competition from Terrestrial Digital Radio services, although such services are not currently offered in India or China, two of our three immediate target markets. We may also face competition from satellite “Digital Multimedia Broadcasting,” or DMB, which is directed primarily at the mobile phone market but can also provide in-vehicle reception, although DMB consists primarily of delivering TV programs and multimedia content. See “Business—Competition.”

Unlike our service, traditional AM/FM radio already has a well-established market presence for its services and generally offers free-to-air broadcast reception supported by commercial advertising, rather than by a subscription fee. Also, many radio stations offer information programming of a local nature, such as news and sports reports, which we may not be able to offer as effectively as local radio stations. To the extent that consumers place a high value on these features of traditional AM/FM radio, we are at a competitive disadvantage to the traditional providers of audio entertainment services.

In addition, although potential competition in our target markets with other satellite broadcast radio services is limited by regulatory and other restrictions, such competition could emerge. While all of our target countries have selected the L Band frequency allocation for satellite radio, India, Pakistan, Mexico and Thailand have also selected the S Band as an additional allocation within their respective territories. If an alternative satellite radio broadcast system that is comparable or superior to our system were to be introduced in our target markets, or if any competitor were to begin offering another mobile DARS before we do, we could experience competitive pressure or be at a competitive disadvantage.

Technological innovation in the satellite industry and the audio entertainment industry is subject to rapid change, and we will need to develop and introduce on a timely basis new technology that addresses the changing preferences of our customers.

The satellite industry and the audio entertainment industry are both characterized by rapid technological change, frequent new product innovation, changes in customer requirements and expectations and evolving industry standards. Our success will depend in part on our ability to develop and introduce on a timely basis new technology that keeps pace with technological developments and emerging industry standards, and addresses the increasingly sophisticated and changing needs of our customers. We also depend on technologies being developed by third parties to implement key aspects of our system. The development of new technologically advanced services and equipment is a complex and uncertain process requiring capital commitments and high levels of innovation, as well as the accurate anticipation of technological and market trends. Our failure to keep pace with, anticipate and respond adequately to changes in technology or consumer preferences could have a material, adverse impact on our business, financial condition and results of operation.

The loss of key personnel, including our Chairman and CEO, Noah Samara, could significantly harm our business and our credibility in the marketplace.

Our success will depend, in part, upon key technical and managerial personnel, as well as our ability to attract and retain additional highly-qualified personnel as we expand our services in India and develop service in China. The loss of Mr. Samara, our Chairman and CEO, or other executive officers or key technical or managerial personnel or the inability to hire and retain qualified personnel in the future could have a material adverse effect on our ability to staff and manage various parts of our business or otherwise materially adversely affect our business.

If we are unable to maintain appropriate internal controls we will not be able to comply with applicable regulatory requirements imposed on reporting companies.

We experienced severe working capital constraints for several years and, as a result, we operated with very limited staffing of key functions, including accounting. During 2005, we worked aggressively to improve our internal controls and established such new and enhanced systems of internal controls as we believe necessary to allow management to report on, and our independent auditors to attest to, our internal controls, as required after December 31, 2006 with respect to the Company by the management certification and auditor attestation requirements mandated by the Sarbanes-Oxley Act of 2002. We perform system and process evaluation and testing (and any necessary remediation) of our internal control system on an ongoing basis.

In addition to addressing the accounting and internal controls of our current operations, our employees and systems will have to accommodate increasingly complex financial reporting demands as we expand our operations in India and as we introduce our services in other markets, including Western Europe and China.

If we are unable to attract and retain qualified personnel, or if we are unable to scale our financial reporting and accounting systems to our growth, we may not have adequate, accurate or timely financial information, and we may be unable to meet our reporting obligations or comply with the requirements of the SEC, the NASDAQ National Market or the Sarbanes-Oxley Act of 2002, which could result in the imposition of sanctions, including the suspension or delisting of our Class A Common Stock from the NASDAQ National Market and the inability of registered broker dealers to make a market in our Class A Common Stock, or investigation by regulatory authorities. Any such action or other negative results caused by our inability to meet our reporting requirements or comply with legal and regulatory requirements or by disclosure of an accounting, reporting or control issue could adversely affect the price of our Class A Common Stock.

Given the lack of mandatory dispute resolution or enforcement mechanisms at the International Telecommunication Union, there is no guarantee that the frequencies used by AfriStar and AsiaStar will be protected from interference from non-conforming uses.

Even though the AfriStar-1 and AsiaStar frequency assignments have completed coordination and notification procedures under the International Telecommunication Union (ITU) and therefore enjoy priority over other uses, there is no guarantee that the use of those frequencies will be protected from interference from non-conforming uses by other administrations. Further, while we have filed a coordination request to the ITU to accommodate the technical operating parameters of AfriStar-2, and believe that we should be successful in coordinating with the other administrations in the service area of AfriStar-2, particularly given the priority of AfriStar-1, there is no guarantee that we will be able to address all interference issues regarding AfriStar-2. In the event that harmful interference is caused by a non-conforming frequency assignment or we are unable to address all coordination concerns regarding AfriStar-2, the ITU procedures described in Article 8 and Article 15 of the Radio Regulations would apply. While these procedures set forth the good faith obligations to resolve any such interference, they do not contain mandatory dispute resolution or enforcement mechanisms.

Rather, the Radio Regulations’ dispute resolution procedures are based on the willingness of the parties concerned to reach a mutually acceptable agreement. Neither the ITU specifically, nor international law generally, provides clear remedies if this voluntary process fails. Since the frequency band that can be used for Broadcasting-Satellite Service (Sound) is limited to 25 MHz (1,467—1,492 MHz) and our two satellites combined occupy virtually all of that spectrum, it may not be possible to eliminate interference by changing frequencies in the area(s) affected.

Failure to maintain our FCC license authority, to comply with obligations under our Deed of Agreement with the ACA (whose regulatory powers are now exercised by the ACMA) or to receive license renewals and extensions for our AfriStar and AsiaStar satellites from the relevant regulatory agencies could have a material, adverse effect on our business and operations.

The operation of our AsiaStar satellite is authorized by a Deed of Agreement (the Deed) with the Australian Communications Authority (ACA). As of July 1, 2005, the functions of the ACA became the responsibility of a new regulator, the Australian Communications and Media Authority (the ACMA). The Deed remains in force as long as our wholly-owned Australian subsidiary, AsiaSpace Limited (AsiaSpace), fulfills its obligations as specified therein, which include compliance with the International Telecommunication Union (ITU) Radio Regulations, maintenance of the telemetry, tracking and control facility in Australia, our subsidiary’s continued

incorporation in Australia and location of its central management and control in Australia. If AsiaSpace is determined to have breached the Deed, the ACMA has the discretion to terminate the Deed and suppress the ITU notification of the network.

Additionally, once the AsiaStar satellite reaches the end of its service life, if a replacement satellite will be launched from Australia or an Australian national (including an Australian corporation within the WorldSpace group) authorizes the launch, the Space Activities Act 1998 (Cth) would apply and we will need to apply to the Australian Space Licensing and Safety Office (SLASO) for authorization to launch a replacement satellite. However, there can be no guarantee that SLASO will grant such an authorization. In addition to the SLASO authorizations, we will also need approval from the ITU to operate a new satellite from the current orbital location. In March 2004, the ITU published an extension to the frequency assignment of AsiaStar from 15 to 30 years. As the life of the AsiaStar satellite is no more than 15 years, this provides an indication that a replacement satellite would be approved by the ITU to replace AsiaStar at its current orbital location. There is a risk that authorization to operate the new satellite from the current orbital location may not occur, and in that case, the orbital location currently occupied by our AsiaStar satellite could become available for use by other satellite operators.

The AfriStar-1 satellite is licensed by the U.S. Federal Communications Commission (FCC). Our FCC license provides for a ten-year license term that expires in January 2010, which is subject to renewal at that time. If we fail to comply with the terms of this license, the FCC may deny our request to renew the license. On January 3, 2006, we received an authorization to launch and operate a second satellite, called AfriStar-2, to be co-located with AfriStar-1. AfriStar-2 is intended to enhance our service coverage in North Africa, the Mediterranean basin and Western Europe and to extend the useful life of AfriStar-1 which has been affected by a defect in its solar panels described above. See “—Our satellites have a limited life and may fail in orbit.” The FCC did not impose a bond requirement on AfriStar-2 but did require that AfriStar-2 be placed into operation prior to the removal of AfriStar-1 from service. On February 2, 2006, an application for review was filed asking the FCC to reverse the order by which it had granted the AfriStar-2 license. We timely submitted an opposition to this application for review. While we believe that the application for review lacks any legal basis that would justify a reversal of the FCC’s grant of the AfriStar-2 license, there is no guarantee that the FCC will uphold its order authorizing AfriStar-2. If the FCC reverses the order by which it granted the AfriStar-2 license, if we are unsuccessful in constructing, launching or placing AfriStar-2 into operation prior to removing AfriStar-1 from service, or if AfriStar-1 expires prior to AfriStar-2 commencing operations, we may lose the AfriStar-2 authorization and the orbital location currently occupied by AfriStar-1 could become available for use by other satellites operators. We may decide to launch a third collocated satellite to continue to service the region currently served by AfriStar-1 and, in order to do so, we would need to obtain a satellite authorization from the FCC. The FCC’s rules do not guarantee that it will grant licenses for replacement satellites or for additional co-located satellites. In practice, however, the FCC generally grants such requests to a licensee in good standing. If the FCC does not issue to us a license to launch and operate a third or replacement satellite for AfriStar-1, then when AfriStar-1 expires we may not be able to continue to serve certain potentially significant parts of the current service area of AfriStar-1, resulting in an adverse impact on our revenues from the AfriStar coverage area.

Failure of our ground network infrastructure would adversely affect our ability to broadcast content up to our satellites.

We rely on our ground network infrastructure, including our satellite control network and our broadcast facilities, for key operations, including transmitting broadcast signals up to our satellites. We have limited broadcast facilities to transmit content to our satellites for broadcast to our customers. We rely primarily on our Singapore uplink station, which is hosted by Singapore Telecom, to transmit content to our Indian market, as our Melbourne, Australia uplink station only has the transmitting capacity to transmit approximately four channels. Our uplink stations were uniquely built for us and, therefore, it will take a significant amount of time to obtain replacement parts in the event they are needed. If a natural or other disaster significantly damaged our broadcast system, particularly our Singapore uplink station, if key parts were to fail for any reason, or if Singapore Telecom failed to support the Singapore uplink station properly or terminated their host services contract, our ability to provide service to subscribers, at least on an interim basis, would be limited substantially.

Our failure to acquire new content or maintain our current content may make our service less desirable to subscribers.

Third-party content is an important part of our service, and if we are unable to obtain or retain third-party content and brands at reasonable costs, we will not be able to carry out our business plan successfully. We may face increased costs in the future with respect to third-party content. We currently offer 16 channels of third-party content in India, and plan to offer additional channels in the future. We also plan to add additional channels of third-party content in any new markets into which we expand our service, including Western Europe and China, in order to tailor our service to such market. We may not be able to obtain or retain the third-party content we need at all or within the costs contemplated by our business plan.

In addition, we may not be able to retain the third-party brand name content offered on our channels. Broadcasters of brand name content can choose one or more of several alternative methods of reaching our coverage area, such as television, radio and the Internet. If we do not develop and maintain a subscriber base that is an attractive audience for some of our brand name content broadcasters, they may not wish to continue broadcasting through our service. Brand name broadcasters may also demand greater compensation than we may be willing or able to pay. If we lose brand name content and are unable to replace it with similar programming, our ability to deliver diverse programming will suffer and our service may become less desirable to our current and future subscribers.

We are dependent on key suppliers and distributors and a failure to maintain and continue these relationships could adversely impact our business.

We have a number of key relationships with suppliers, distributors and other parties, the loss of which would have a material, adverse effect on our business. Our receivers are manufactured by a limited number of third-party vendors. In India, one manufacturer accounted for approximately 96% of all the WorldSpace receivers sold in 2005. While we expect other manufacturers to initiate and expand production for the Indian market in the next few years, we expect receiver supply to remain dominated by a handful of manufacturers. We anticipate a similar dynamic in our Chinese market.

In addition, key component parts of our DARS system are also developed and supplied by third-party vendors with which we have established working relationships. For example, Analog Devices is currently developing next-generation chipsets for our receivers and working with receiver manufacturers on the integration of their chipsets into our next generation of receivers. We are dependent on Singapore Telecom to operate our primary uplink station for our AsiaStar satellite. We are dependent on ChinaSat, as our agent, for the operation of DARS in China.

If we are unable to maintain such established relationships, develop comparable relationships with new parties, or should any of our key relationships fail to work effectively, we could experience, among other problems, delays in the production of receivers, interruption in the broadcast of our services or loss of our ability to operate in a particular market.

Rapid growth will require significantly increased expenditures and management resources that will strain our management, operational and financial infrastructure.

We expect to experience significant and rapid growth in the scope and complexity of our business as we expand the commercial operations of our service. We do not currently employ sufficient staff to handle all of our expected sales and marketing efforts in India, Western Europe and China. Although we have hired experienced executives in this area, we must hire additional employees as we expand commercial operations of our service.

In addition, our growth may strain our management and operational and financial infrastructure. In particular, our growth will make it more difficult for us to:

•	develop, implement and improve our management, operational and financial controls and maintain adequate reporting systems and procedures;

•	recruit, hire and train sufficient skilled personnel to perform all of the functions necessary to provide our service effectively;

•	manage our subscriber base and business; or

•	maintain subscriber and broadcaster satisfaction.

The improvements and increased staff required to manage our growth will require us to make significant expenditures and allocate valuable management resources. If we fail to manage our growth effectively, our operating performance will suffer and we could lose part of our subscriber and broadcaster base.

Consumers may steal our service.

Like all radio transmissions, our signal is subject to interception. Consumers may be able to obtain or rebroadcast our signal without paying the subscription fee. Although we use encryption technology to mitigate signal piracy, we may not be able to eliminate theft of our signal. Widespread signal theft could reduce the number of consumers willing to pay us subscription fees.

Our patents and licenses may not provide sufficient intellectual property protection.

We hold licenses from third parties to utilize patents covering various types of technology used in our system, including our digital compression technology. In addition, we have obtained patents and have patent applications pending with respect to our proprietary intellectual property. Although these licenses and patents cover various features of satellite radio technology, they may not cover all aspects of our system. Others may duplicate aspects of our system that are not covered by our patents without liability to us. In addition, competitors may challenge, invalidate or circumvent our patents. We may be forced to enforce our patents or determine the scope and validity of other parties’ proprietary rights through administrative proceedings, litigation or arbitration. An adverse ruling arising out of any intellectual property dispute could subject us to significant liability for damages, prevent us from operating our system, preclude us from preventing a third-party from operating a similar system or require us to license disputed rights from or to third parties. In the event that we need to license rights from third parties, we may not be able to obtain the licenses on satisfactory terms, if at all. We also hold a blanket license granted by the Composers and Authors Society of Singapore (COMPASS) to broadcast, perform, transmit, and otherwise use all musical works which COMPASS has or will have the right to license. Although we believe the license granted to us by COMPASS would cover all necessary broadcasting rights for transmissions from our Singapore uplink station to China and other countries within the AsiaStar broadcast coverage area, it is possible that other sister rights societies in other jurisdictions within the AsiaStar broadcast coverage area will not recognize such license and will seek to require separate licenses for broadcasts into their jurisdictions. The rights society in India has indicated that it may seek to require a separate license. Any requirement in a jurisdiction that we obtain a separate license could increase our cost of broadcasting in such jurisdiction.

Risks Related to the Conduct of Our Business in India

Future changes to Indian regulations and policies governing the market in which we operate may have a material, adverse effect on our ability to carry out our India business plan.

The TRAI consultation paper dated December 29, 2004 and the recommendation paper dated June 27, 2005 highlight certain areas of potential changes in the regulation of satellite services, including:

•

Ban on private radio stations’ broadcasts of news and current affairs. Private FM operators in India are currently precluded from broadcasting news and current affairs, including the re-broadcast of foreign channels such as BBC World Service based on security concerns. The TRAI consultation paper asks whether the ban on private FM operators, which does not apply to satellite TV, should be extended to satellite DARS providers. The recommendation paper recommends that broadcasts of news and current affairs be permitted. If a ban on private radio broadcasts of news and current affairs were to be imposed on satellite DARS, we could be forced to discontinue broadcast of prime news channels.

•	Uplinking. The Indian government could require satellite radio programs to be uplinked from India under a new regulatory regime. It may also require all channels transmitted via satellite DARS to be registered with the Indian government before then can be downlinked, as is the case today with satellite TV channels. In such a case, some third party content providers may not agree to register their channels with the Indian government, or may not be able to meet the Indian government’s requirements for registration, which could adversely affect our offering to the Indian market.

•	License fees. The TRAI recommendation paper recommends that a revenue share of 4% of gross earnings generated in India be imposed if the satellite broadcaster uses terrestrial repeaters. Moreover, the Indian government could subject satellite DARS providers to high license fees in the form of “fixed fees” in lieu of revenue sharing or a one-time “entry fee” in addition to revenue sharing.

•	Eligibility criteria. DARS providers could be subjected to eligibility criteria similar to those for private FM radio or other broadcasters. The TRAI recommendation would not impose foreign ownership restrictions on providers, however, licenses would only be issued to an Indian subsidiary.

Changes in the policies of the government of India or political instability could delay the further liberalization of the Indian economy and adversely affect economic conditions in India, which could adversely impact demand for our services in India.

The role of the Indian central and state governments in the Indian economy is significant. Although the current government of India supports liberalization of the Indian economy, this economic liberalization may not continue in the future and specific laws and policies affecting technology companies, foreign investment, currency exchange and other matters affecting our business could change as well.

The imposition of economic sanctions could affect our operations in India and adversely impact our business.

The United States, Japan and certain other nations have announced and imposed economic sanctions against India in the past. For example, as required under Section 102 of the Arms Export Control Act, sanctions were imposed in response to the detonation by India of nuclear devices. Although the current sanctions do not directly affect U.S. businesses, additional sanctions could be imposed which could have a material adverse effect on U.S. businesses with operations, sales or suppliers in India. Although our operations have not been substantially affected by the sanctions to date and we do not believe our activities will be affected by the current sanctions, we cannot assure you that our technologies will not, in the future, be included in the specific technologies subject to sanctions or affected by the prohibition on items exported by third parties.

Companies operating in India are subject to a variety of central and state government taxes and surcharges.

Tax and other levies imposed by the central and state government in India that affect the tax liability of our India operations include: (i) central and state taxes and other levies; (ii) income tax; (iii) sales and value added tax; (iv) turnover tax; (v) service tax; (vi) customs duty; (vii) excise duty; (viii) stamp duty and (ix) other special taxes and surcharges which are introduced on a temporary or permanent basis from time to time.

The central and state tax scheme in India is extensive and subject to change from time to time. The statutory corporate income tax in India, which includes a surcharge and education tax, is currently approximately 34%. The central or state government may in the future increase the corporate income tax it imposes. Any such future increases or amendments may affect the overall tax efficiency of companies operating in India and may result in significant additional taxes becoming payable. Additional tax exposure could have a material adverse effect on our India operations’ business, financial condition and results.

Risks of litigation in India could adversely affect our business operations in that market.

The telecommunications sector is one of the fastest growing sectors in India and is therefore subject to a high degree of litigation. Lawsuits may impede our business development and operations in India as it may divert our management’s attention, making it difficult for us to conduct our business. The legal system in India is fairly complex and time consuming. The process of litigation may extend for several years in India adversely affecting and restricting our ability to expand to the needs of the consumers and causing loss of time, energy and revenue. Any injunction granted against us may further restrict us in carrying out our business and may cause loss of revenue. In addition, public interest litigation is also common in India and highly litigated sectors such as telecommunications are very prone to such litigation. Public interest litigation would further inhibit our ability to carry out our business efficiently.

Content liability could adversely affect our business operations in the Indian market.

We may be held liable for any content provided via our satellite transmission network which could be deemed to be obscene, against national security, defamatory, infringing any copyright, patent or trademark or in violation of any similar laws. Any such violation can affect our authorizations and licenses. Additionally, any liability due to content could have a material, adverse effect on the financial results of our Indian business.

Risks Related to the Development of Mobile DARS in Western Europe

Our ability to develop a mobile DARS business in Western Europe may be adversely affected by the fragmented and diverse nature of the European market.

Although we can provide DARS in Western Europe today through satellite receivers, we believe that the region offers a more significant opportunity for the development of mobile DARS. As a result, we are continuing various business development activities, including mobile DARS system tests and the negotiation of preliminary agreements with major automobile manufacturers that foresee the integration of DARS receivers in some of their vehicles. While we believe the demand for mobile DARS in Western Europe may be greater than in the United States, given Western Europe’s fragmented markets and wide variety of ethnic and linguistic groups, we may face challenges in developing and maintaining an appealing mix of content and programming in various languages to address the needs and preferences of the target listener segments. Our inability to develop and maintain appropriate programming for the diverse ethnic and linguistic listener segments in Western Europe could adversely impact our future plans to provide mobile DARS in the region.

We may be unable to obtain licenses required to operate terrestrial repeater networks in Western Europe or to obtain and retain the necessary authorizations to operate a mobile DARS subscription service.

While we believe our regulatory franchise positions us favorably to become a provider of mobile DARS in Western Europe, we will need to obtain additional spectrum allocation, transmitter and service licenses from local regulatory authorities to develop a terrestrial repeater network and to operate a mobile DARS subscription service in Western Europe. In addition, we must coordinate the use of our allocated L Band spectrum in Western Europe with providers of Terrestrial Digital Audio Broadcasting, or T-DAB, to avoid any instances of harmful inter-system interference. Any failure to obtain required licenses or authorizations to develop a terrestrial repeater network and operate a mobile DARS subscription service in Western Europe could adversely affect our ability to conduct business in the region.

Risks Related to the Conduct of Our Business in China

Extensive government regulation of the telecommunications and broadcasting industries restricts our direct entry into China and may limit our ability to attract customers or generate profits.

Our business in China is highly regulated and subject to restrictions on foreign investment in the telecommunications industry and restrictions on the broadcasting industry in China.

Foreign companies are currently not allowed to directly provide satellite communications services to Chinese end users, and must conduct such business through qualified local telecommunications operators holding appropriate licenses and permits. Although we currently anticipate that all necessary approvals for satellite transmission services will be granted to ChinaSat, there can be no assurance that it will be granted, or that either the spectrum allocation or the service license will continue to remain in effect if the regulatory landscape in China changes.

Additional examples of issues, risks and uncertainties relating to the Chinese government’s regulation of the telecommunications industry include:

•	evolving licensing practices may subject the permits, licenses or approvals required for our operations to challenge, and may also subject us to onerous operating conditions;

•	the subscription fees permitted to be charged in China may be subject to approval by China’s Pricing Bureau; subscriptions may need to be offered at an unprofitable or unsustainably low rate pursuant to the request of the Pricing Bureau.

We have entered into a cooperation agreement with Beijing Guoxin Synchronization Data System Technology Limited (“Guoxin”), with respect to multimedia information to be broadcast in China. We have also entered into a cooperation agreement with Xi’an Tongshi Technology Limited (“Tongshi”), pursuant to which Tongshi would complete the development of our multimedia software and would cooperate with us to promote and sell our “China-only” version of the receivers and pc-cards in China. Because these agreements contain certain profit-sharing provisions which may raise issues under Chinese law, we cannot assure you that relevant Chinese authorities will find the transactions under these two cooperation agreements in compliance with PRC laws. If so, the transactions under such cooperation agreements may be prohibited or amendments to these cooperation agreements may be required.

Currently, most radio broadcasting in China is restricted to Putonghua, the national language of China. The likely continuation of such restrictions will reduce the availability of overseas content for use in our business operations.

If any of our business conducted through WorldSpace China is found to be in violation of Chinese laws, rules or regulations regarding the legality of foreign investment in China, we could be subject to severe penalties.

Our wholly owned subsidiary, WorldSpace China, has entered into memoranda of understanding with several third-party providers of content with respect to possible cooperation agreements. In addition, WorldSpace China intends, through local Chinese media entities or alliance with such entities, to provide services to local radio broadcasters and other media groups who hold appropriate licenses granted to engage in radio broadcast and television programming business in China. It is possible that Chinese authorities could, at any time, assert that any portion of WorldSpace China’s business violates Chinese laws, regulations or policies. If WorldSpace China were found to be in violation of Chinese laws or regulations, the relevant authorities would have broad discretion in dealing with such violations, including, without limitation, the following:

•	levying fines;

•	revoking WorldSpace China’s business license;

•	shutting down WorldSpace China’s provision of technical and content services; and

•	requiring us to restructure our ownership structure or operations.

Our ability to conduct our business in China may be adversely affected if we cannot maintain our relationship with ChinaSat or another licensed Chinese telecommunications operator and obtain approval for our content from the appropriate Chinese regulatory authorities.

Due to the ownership restrictions under Chinese law and our intention to broadcast Chinese programming through an uplink station in Beijing, we have depended on China Satellite Communication Corporation

(ChinaSat), in which we have no ownership, to obtain the necessary regulatory authorizations from the MII and SARFT. We are also a party to two active agreements with Chinese companies to manufacture the receivers necessary for our customers to receive our service. We will also need to partner with local institutions to obtain regulatory approval from SARFT for our audio content broadcast by our service and approval from the appropriate Chinese regulatory authorities for data content. Our ability to execute our business plan in China will depend on our relationship with ChinaSat (or with another of the licensed Chinese telecommunications operators that are able to obtain and hold the necessary spectrum and operations licenses), the MII and SARFT. Therefore, any disruption in these relationships could materially delay or impair the implementation of our China business plan and our future profits. Moreover, there can be no assurance that ChinaSat (or such other operator) or other future local partners will obtain the necessary licenses or approvals. In addition, should ChinaSat or any other entity with which we partner in China fail to perform its obligations under our agreements, we may have to rely on legal remedies under Chinese law. The laws and regulations relating to contractual arrangements and foreign investment in China are relatively new and their interpretation and enforcement involve uncertainties, which could limit our ability to enforce these agreements in China.

Even if we are in compliance with Chinese governmental regulations relating to licensing and foreign investment prohibitions, the Chinese government could prevent us from distributing particular content and subject us to liability for content that it believes is inappropriate.

China has enacted regulations governing the distribution of news and other information. In the past, the Chinese government has stopped the distribution of information that it believes to violate Chinese law, including content that it believes is obscene, incites violence, endangers national security, is contrary to China’s national interest or is defamatory. We are subject to potential liability for content distributed through our satellite transmission network that is deemed inappropriate and for any unlawful actions of our customers. We may face liability for defamation, negligence, copyright, patent or trademark infringement and other claims based on the nature and content of the materials that are provided via our satellite transmission network. Our business in China may be adversely affected if we do not get sufficient flexibility in our programming content to attract customers in China. If the Chinese government were to take any action to limit or prohibit the distribution of information via our satellite broadcasting services or technical and content providing business, or to limit or regulate any current or future content or services available to users on our network, our business could be materially and adversely affected.

China’s economic, political and social conditions, as well as government policies, could affect our business.

While China’s economy has experienced significant growth in the past twenty years, growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of China, but may also have a negative effect on us. For example, our operating results and financial condition may be adversely affected by government control over capital investments, changes in tax regulations applicable to us or price controls affecting subscription rates.

Since the late 1970s, the Chinese government has been reforming the Chinese economic system to emphasize enterprise autonomy and utilization of market mechanisms. Although we believe that these reform measures have had a positive effect on economic development in China, we cannot be sure that they will be effective or that they will continue. In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies. The Chinese government also exercises significant control over China’s economic growth through, among other means, the allocation of resources and providing preferential treatment to particular industries or companies.

In the event of economic, social or political turmoil, such as possible instability resulting from a significant recession or conflict in the Taiwan Straits, it is likely that companies such as ours, with foreign ownership and that are engaged in China’s broadcast industry, would be subject to greater scrutiny and possibly additional restrictive regulation.

Government control of currency conversion may adversely affect our ability to repatriate funds outside of China.

The Chinese government imposes controls on the convertibility of Renminbi into foreign currency and, in certain cases, the remittance of currency out of China. Under existing Chinese foreign exchange regulations, payment of current account items, including profit distributions, dividend payments and expenditures for transactions, can be made in foreign currencies without prior approval from the Chinese State Administration of Foreign Exchange by complying with certain procedural requirements (including the provision of required documents). However, approval from appropriate authorities is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies. These approvals, moreover, do not guarantee the availability of foreign currency. We may be unable to obtain all required conversion approvals for our operations and Chinese regulatory authorities may impose greater restrictions on the convertibility of Renminbi in the future. We cannot assure you that the Chinese government will not in the future restrict the conversion of Renminbi to foreign currencies for the payment of current account items. Any inability to obtain the requisite approvals or any future restrictions on currency exchanges will limit our ability to utilize revenue denominated in Renminbi to fund our business activities outside China.

Our business insurance in China may not be adequate to allow us to recover quickly from a natural disaster or other business interruption.

Insurance companies in China tend to be slow in paying business interruption and third-party general liability claims. As a result, while we currently have business liability insurance coverage for our operations in China, in the event of a natural disaster or other business interruption, payments under the insurance policy may be slow, and we may not be able to recover sufficient amounts to compensate for our losses or liabilities.

Risks Related to Ownership of Our Common Stock

Control by our executive officers and directors will limit other stockholders’ ability to influence the outcome of matters requiring stockholder approval and could discourage our potential acquisition by third-parties.

As of March 24, 2006, our Chairman and Chief Executive Officer, Noah Samara, owns, in the aggregate, directly or through entities which he controls or in which he has shared control, 3,210,981 shares of our Class A Common Stock and 17,426,443 shares of our Class B Common Stock, such shares constituting approximately 54% of our aggregate Class A Common Stock and our Class B Common Stock. In addition, Mr. Samara holds options to acquire an additional 7,659,375 shares of our Class A Common Stock. Accordingly, Mr. Samara is in a position to exercise extensive control over all matters requiring approval by our stockholders, including the election of our board of directors and the approval of mergers or other business combination transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discourage a potential acquirer from attempting to obtain control of us, which in turn could have an adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the market price for their shares of our common stock.

Allegations of ties between certain of our investors and terrorism could negatively affect our reputation and stock price.

Certain of our original investors, consisting of three members of the Bin Mahfouz family, Mohammed H. Al-Amoudi and Mr. Salah Idris, all of whom are Saudi Arabian citizens, have been the subject of allegations that they and/or charities they were involved in have supported terrorism, and three of these investors were also named, along with a number of Saudi Arabian government officials and prominent Saudi Arabian citizens, in civil actions brought on behalf of victims of the September 11, 2001 terrorists attacks on the United States, which actions also contain allegations that certain of such persons were involved in charities that supported terrorism. Such former investors have repeatedly denied all such allegations. In addition, in 1998 Mr. Idris acquired an interest in a pharmaceutical factory in Sudan which, five months later, was bombed by U.S. military forces, purportedly in retaliation for manufacturing chemicals used by terrorists. These allegations were subject to serious challenge in the press and to our knowledge have never been substantiated. Moreover, Mr. Idris has never appeared on the U.S. Government’s designated terrorist list.

None of such investors any longer has any direct debt or equity in our company or has any voting rights in our company. Stonehouse, an entity controlled by two Bin Mahfouz sons, is entitled to conditional royalty payments from us for each annual period through December 31, 2015. Mr. Idris holds only non-voting shares in Yenura Ptd. Ltd., a Singapore company, which owns 17.4 million shares of our Class B Common Stock and which is controlled by our Chairman and Chief Executive Officer, Mr. Samara, although Mr. Idris, through his ownership of non-voting shares of Yenura, holds a majority of the economic interest in Yenura. We cannot assure you that past or future allegations against these individuals will not impair our ability to retain advisors, impair our future attempts to raise additional financing or negatively impact the price of our stock.

The future sale of our Class A Common Stock could negatively affect our stock price.

As of March 24, 2006, we have 38,529,233 shares of common stock outstanding, including 21,102,790 shares of Class A Common Stock and 17,426,443 shares of Class B Common Stock. Shares of our Class B Common Stock are not listed. Any sales of a substantial number of our shares of Class A Common Stock in the public market could cause the market price of our Class A Common Stock to decline. The holders of our Convertible Notes are entitled to registration rights with respect to the shares of Class A Common Stock issuable upon conversion of the notes. The noteholders may require us to register for resale all of the conversion shares upon demand until such time as we file a shelf registration statement for the resale, from time to time and at any time, of any unsold conversion shares. Any sales of our Class A Common Stock by the noteholders could be negatively perceived in the trading markets and negatively affect the price of our Class A Common Stock. XM may require us to file a shelf registration statement registering for resale its shares and warrant shares beginning on January 19, 2007. We have registered all shares of Class A Common Stock that we may issue to our employees under our stock option plan and stock incentive plan. Some of the shares are eligible for resale in the public market without restriction.

We may face claims from former employees regarding previously granted stock options.

We could face claims from a number of former employees that they were promised options to purchase shares of our Class A Common Stock, or that they were told that they had been granted stock options exercisable for period after termination of their employment. Although no such claims have been asserted against us, and we believe that any such claims would have expired several years ago, the availability of a public trading market for our Class A Common Stock since our initial public offering could increase the likelihood of such claims. Such claims could seek contract damages or other remedies relating to putative options to purchase shares of our Class A Common Stock at prices significantly less than the trading market price.

Our stock price may be highly volatile.

The market price of our Class A Common Stock could fluctuate significantly in response to the risks inherent in our business, as well as to events unrelated to us. In recent years, the U.S. stock market has experienced significant price and volume fluctuations. Our Class A Common Stock may experience volatility unrelated to our own operating performance for reasons that include:

•	demand for our Class A Common Stock;

•	revenue and operating results failing to meet the expectations of securities analysis or investors in any particular quarter;

•	changes in expectations as to our future financial performance or changes in financial estimates, if any, of public market analysts;

•	investor perception of our industry or our prospects;

•	general economic trends, particularly those in India, Western Europe and China;

•	political and social conditions in the markets in which we operate, in particular India, Western Europe and China;

•	changes in governmental regulations, particularly those in India, Western Europe and China;

•	limited trading volume of our stock;

•	actual or anticipated quarterly variations in our operating results;

•	our involvement in litigation;

•	announcements relating to our business or the business of our competitors;

•	our liquidity; and

•	our ability to raise additional funds.

In the past, companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. We may be involved in securities class action litigation in the future. Such litigation often results in substantial costs and a diversion of management’s attention and resources.

Stonehouse has certain limited approval and other rights with respect to a sale of our assets.

Stonehouse, in addition to its right to receive royalty payments of 10% of EBITDA, if any, for each calendar year through December 31, 2015, has limited approval and other contractual rights with respect to the sale of our assets. Under the Royalty Agreement, neither we nor our subsidiary, WorldSpace Satellite Company Ltd. which owns our satellite assets (the “WorldSpace Parties”), may voluntarily liquidate or sell substantially all of our respective assets, at any time prior to December 31, 2007, without the prior written consent of Stonehouse, which consent is not to be unreasonably withheld, and the WorldSpace Parties are not permitted to sell certain key assets of the group, other than for fair value. The WorldSpace Parties have agreed with Stonehouse that to the extent that any sale or transfer of assets by them would be reasonably likely to diminish materially the overall return to Stonehouse under the Royalty Agreement, such sales or transfers are not permitted under the Royalty Agreement. In addition, Stonehouse has the right to be paid a fee in lieu of royalty payments from certain asset sale transactions. Stonehouse’s interests in the matters over which it has approval or other contractual rights may be adverse to the interests of our stockholders in such matters.

We are subject to anti-takeover provisions which could affect the price of our common stock.

Certain provisions of Delaware law and of our certificate of incorporation and by-laws could have the effect of making it more difficult for a third-party to acquire, or of discouraging a third-party from attempting to acquire, control of us. For example, our certificate of incorporation and by-laws provide for a classified board of directors, limit the persons who may call special meetings of stockholders and allow us to issue preferred stock with rights senior to those of the common stock without any further vote or action by our stockholders. In addition, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which could have the effect of delaying, deterring or preventing another party from acquiring control of us. These provisions could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or may otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could have a material, adverse effect on the market price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2005, we leased approximately 251,000 square feet of executive offices, regional offices, studio and production facilities, broadcast operations centers, uplink stations and sales offices in various locations as indicated in the chart below.

Location	Type of Facility	Square footage	Lease Expiration
North America
Silver Spring, MD	Headquarters, studio for WorldSpace-branded International channels and Regional Operations Center servicing AfriStar	73,988	Sept. 1, 2016

India
Ahmedabad	Regional Office	3,655	Oct. 10, 2008
Ahmedabad	Warehouse	1,000	Sept. 30, 2006
Ahmedabad	Experience Brand Store	1,985	Feb. 4, 2009
Bangalore	WorldSpace India headquarters	18,722	March 10, 2008
Bangalore	Corporate Guest House	2,280	June 30, 2006
Bangalore	Corporate Guest House II	1,500	April 30, 2006
Bangalore	Sales Office	4,000	March 31, 2008
Bangalore	Experience Brand Store	1,750	Nov. 3, 2006
Bangalore	WorldSpace Franchise Store	785	Jan. 11, 2008
Bangalore	WorldSpace Studios	7,050	March 1, 2009
Bangalore	Warehouse	6,950	Dec. 31, 2006
New Delhi	Regional Office	9,850	Dec. 8, 2008
New Delhi	Warehouse	2,000	March 31, 2006
Chandigarh	Regional Office	3,000	Sept. 1, 2014
Chandigarh	Warehouse	500	Dec. 31, 2006
Chennai	Regional Office	4,300	Aug. 1, 2008
Chennai	WorldSpace Franchise Store	1,359	May 1, 2008
Chennai	Warehouse	2,000	Dec. 31, 2006
Haryana	Experience Brand Store	1,362	Dec. 12, 2008
Kochi	Regional Office	3,300	Sept. 1, 2008
Kochi	Experience Brand Store	750	Jan. 16, 2009
Kochi	Warehouse	600	Nov. 30, 2006
Kolkata	Warehouse	500	April 15, 2008
Mumbai	Regional Office	5,000	April 15, 2008
Mumbai	Regional Guest House	1,100	Jan. 20, 2009
Mumbai	Warehouse	2,000	March 31, 2006
Hyderabad	Branch Office	4,000	Sept. 1, 2008
Hyderabad	WorldSpace-Branded Store	1,335	Feb. 29, 2008
Pune	Regional Office	6,392	Sept. 20, 2014
Pune	Warehouse	500	Oct. 7, 2006
Secunderabad	Warehouse	1,500	Dec. 31, 2006

China
Beijing, China	Regional Office	4,161	March 20, 2007

AsiaStar support
Melbourne, Australia	TCR, ROC, Uplink and PFLS Stations broadcasting for AsiaStar	34,107	Dec. 31, 2007
Singapore	Host services contract with Sing Tel for TFLS Hub and PFLS station broadcasting for AsiaStar	3,725	Month-to-month

Location	Type of Facility	Square footage	Lease Expiration

Europe
Paris, France	Regional office	215	Month-to-month
Toulouse, France	Research and development engineering group and PFLS station broadcasting for AfriStar	5,522	Jan. 14, 2012
London	Operations center	12,000	March 25, 2018

Middle East
Dubai, UAE	Regional office	1,417	March 10, 2007

AfriStar support
Johannesburg, South Africa	Regional office and operations center	10,743	June 30, 2008
Nairobi, Kenya	PFLS Station broadcasting for AfriStar	4,054	July 30, 2008

In addition to the locations leased by WorldSpace companies listed above, the following locations are owned or operated by our partners:

Location	Type of Facility
India

Bangalore	TCR Station broadcasting for AfriStar

China

Beijing	TFLS Hub broadcasting for AsiaStar

AsiaStar support

Singapore	Host services contract with Sing Tel for TFLS Hub and PFLS Station broadcasting for AsiaStar

Mauritius	TCR Station broadcasting for AsiaStar

Europe

London	Antenna for PFLS station broadcasting for AfriStar owned and operated by WRN

AfriStar support

Johannesburg, South Africa	Equipment for Hub Feeder Link Station for AfriStar owned by Teleco and operated by WorldSpace

Libreville, Gabon	CSM for AfriStar

Mauritius	TCR Station broadcasting for AfriStar

ITEM 3.	LEGAL PROCEEDINGS

We are subject to various claims and assessments during the normal course of business. In our opinion, these matters are not expected to have a material, adverse impact on our financial position or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Our Class A Common Stock

Our Class A Common Stock has been quoted on the Nasdaq National Market under the symbol “WRSP” since August 4, 2005. The following table presents, for the periods indicated, the high and low sales prices per share of the Class A Common Stock as reported on the Nasdaq National Market:

	High	Low
2005:
Third Quarter (beginning on August 4, 2005)	$26.00	$13.75
Fourth Quarter	$15.37	$10.26
2006:
First Quarter (through March 24, 2006)	$14.60	$5.86

On March 24, 2006, the reported last sale price of our Class A Common Stock on the Nasdaq National Market was $6.90 per share. As of March 24, 2006, there were 154 holders of record of our Class A Common Stock. Because many of these shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders of record.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently intend to retain our future earnings, if any, to finance the further development and expansion of our business and do not currently anticipate declaring or paying cash dividends on our capital stock in the foreseeable future. Any future determination to declare and pay dividends, should we legally be entitled to do so based on our surplus or earnings, will be at the discretion of our board of directors and will depend on our financial condition, results of operations, cash flow, capital requirements, restrictions contained in financing instruments to which we are a party and such other factors as our board of directors deems relevant.

Use of Proceeds

On August 9, 2005, we completed our initial public offering of 11,868,400 shares of Class A common stock at an initial public offering price per share of $21.00. Of the 11,868,400 shares of Class A Common Stock offered, we sold 11,500,000 shares and a selling stockholder sold 368,400 shares. We did not receive any of the proceeds of the sale by the selling stockholder.

The aggregate proceeds of the offering were $249.2 million, of which the aggregate gross proceeds to us were approximately $241.5 million. Net proceeds to us were approximately $221.0 million. We incurred expenses in connection with the offering of $20.5 million which included direct payments of: (i) $3.4 million in legal, accounting and printing fees; (ii) $16.9 million in underwriters’ discounts, fees and commissions payable by us and (iii) $0.2 million in miscellaneous expenses. None of the offering expenses were paid to our directors, officers, ten percent stockholders or affiliates.

As of December 31, 2005, we held approximately $221.0 million of the net proceeds from the offering, all of which are invested in short-term marketable securities and money market instruments.

ITEM 6.	SELECTED FINANCIAL DATA

WorldSpace, Inc. and Subsidiaries

In considering the following selected consolidated financial data, you should also read our consolidated financial statements and notes and the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The consolidated statements of operations data for the five-year period ended December 31, 2005 and the consolidated balance sheets data as of December 31, 2005, 2004, 2003, 2002 and 2001 are derived from our consolidated financial statements. These statements have been audited by Grant Thornton LLP, independent registered accounting firm.

Consolidated statements of operations data:	Years Ended December 31,
	2001	2002	2003	2004	2005
	(in thousands, except per share amount)
Revenue
Subscription revenue	$17	$118	$226	$1,038	$3,690
Equipment revenue	7,301	4,230	5,558	2,091	2,822
Other revenue	2,796	5,241	7,290	5,452	5,148

Total Revenue	10,114	9,589	13,074	8,581	11,660

Operation Expenses
Cost of Services (excludes depreciation shown separately below)
Satellite and transmission, programming and other	3,895	14,771	18,628	12,292	18,061
Cost of equipment	8,903	6,683	4,313	2,385	6,725
Research and development	1,030	902	64	—	1,040
Selling, general and administrative	58,036	35,855	33,425	32,765	62,002
Stock-based compensation	5,177	3,981	3,528	90,323	25,161
Depreciation and amortization	63,029	61,354	60,909	61,183	61,636

Total Operating Expenses	140,070	123,546	120,867	198,948	174,625

Loss from Operation	(129,956)	(113,957)	(107,793)	(190,367)	(162,965)

Other Income (Expense)
Gain on extinguishment of debt	—	—	—	—	14,130
Interest income	649	337	542	431	6,596
Interest expense	(142,312)	(114,349)	(108,371)	(119,302)	(9,884)
Other	(15,935)	(2,890)	(2,089)	(877)	2,600

Total Other Income (Expense)	(157,598)	(116,902)	(109,918)	(119,748)	13,442
Loss Before Income Taxes and Cumulative Effect of Accounting Change	(287,554)	(230,859)	(217,711)	(310,115)	(149,523)
Income Tax Provision	—	—	—	(267,272)	69,660

Loss before Cumulative Effect of Accounting Change	(287,554)	(230,859)	(217,711)	(577,387)	(79,863)
Cumulative Effect of Accounting Change Impairment of goodwill	—	(44,255)	—	—	—

Net Loss	$(287,554)	$(275,114)	$(217,711)	$(577,387)	$(79,863)

Loss per share—basic and diluted
Loss per share before accounting change	$(49.71)	$(39.91)	(37.64)	(99.00)	(2.77)
Cumulative effect per share of a change in accounting principle	—	(7.65)	—	—	—

Net Loss per Share	$(49.71)	$(47.56)	$(37.64)	$(99.00)	$(2.77)

Weighted Average Number of Shares Outstanding	5,785	5,785	5,785	5,833	28,829

	As of December 31,
Consolidated balance sheet data:	2001	2002	2003	2004	2005
	(in thousands)
Current assets
Cash and cash equivalents, and marketable securities	$1,368	$2,788	$1,740	$154,362	$275,973
Other current assets	21,471	15,736	9,615	6,322	14,778

Total current assets	22,839	18,524	11,355	160,684	290,751
Restricted cash and investments	4,195	3,996	3,819	1,775	4,588
Property and equipment, net	21,191	15,664	11,696	11,431	16,811
Satellites and related systems, net	634,238	576,721	520,539	459,426	397,463
Deferred finance costs, net	30,721	26,688	22,654	14,724	13,667
Investments in affiliates and other assets	57,607	6,364	1,982	1,047	1,207

Total assets	$770,791	$647,957	$572,045	$649,087	$724,487

Long-term debt, current portion	—	10,000	1,411,723	—	—
Other current liabilities	69,673	76,892	526,923	114,338	69,943
Long-term debt, net of current portion	1,413,956	1,430,891	56,098	155,000	155,000
Contingent royalty obligation	—	—	—	1,814,175	1,814,175
Other long-term liabilities	263,664	377,606	37,811	254,980	177,822

Total liabilities	1,747,293	1,895,389	2,032,555	2,338,493	2,216,940
Shareholders’ deficit	(976,502)	(1,247,432)	(1,460,510)	(1,689,406)	(1,492,453)

Total liabilities and shareholder’s deficit	$770,791	$647,957	$572,045	$649,087	$724,487

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Notes which appear elsewhere in this Form 10-K. This discussion contains forward looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward looking statements as a result of various factors, including those discussed below and elsewhere in this 10-K, particularly in Item 1A. “Risk Factors.”

Overview

We were founded in 1990 and pioneered the development of satellite-based digital radio service, commonly known as Digital Audio Radio Service (DARS). Our vision was to offer on an international basis a variety and quality of international, national and regional radio programming not available from AM and FM broadcasters through low-cost portable and mobile radio receivers owned by customers. We were the first company to establish an operational DARS system and today are the only licensed DARS provider outside of North America, South Korea and Japan.

Through the end of December 2005, we have spent approximately $1.3 billion in connection with the development and launch of our business. Our infrastructure is a fully operational system consisting of three main elements: two geostationary satellites, AfriStar (fuel life until 2013) and AsiaStar (fuel life until 2015); the associated ground systems that provide content to and control the satellites; and the receivers owned by our customers. Our broadcast coverage area encompasses the most densely populated parts of Asia, including India and China, all of Africa and the Middle East and most of Western Europe. Each of our satellites can service three large geographic areas through three beams capable of carrying up to 80 channels each. Currently, we broadcast 223 channels on our two satellites.

Given our global coverage and licensing position, we are in a position to roll out our subscription service on a sequential basis in the markets we find the most attractive, subject to obtaining any required local regulatory approvals. Our initial focus is on rolling out our services in India, and securing the required licenses and approvals in China and Western Europe to launch DARS in those markets. We began the full roll-out of our service in India in 2005 and a significant majority of our marketing dollars and execution was focused on India during the year.

Our 2005 highlights include the following:

•	Addition of over 80,000 new subscribers during the year thereby growing our global subscriber base to over 115,000 subscribers at year end 2005

•	Addition of over 66,000 new subscribers in India during the year, including the addition of 40,000 subscribers following the launch of a major marketing and promotional campaign in the fourth quarter of 2005

•	Introduction of 19 new programming channels, including the first India sports talk radio channel and many regional language channels in India, and the first global hip hop channel, bringing the total amount of channels broadcast on our global system to 223 channels by the end of the year

•	Completed our initial public offering in August 2005, raising approximately $250 million

•	Raised strategic capital and forming a technology sharing partnership with XM Satellite Radio in July 2005, including an investment of $25 million by XM Satellite Radio. Also, three-year warrants valued at $37.5 million were issued to XM Satellite Radio exercisable at the IPO price, provided XM has made substantial technological contributions to WorldSpace in the areas of receiver products, chipsets and terrestrial repeater development and deployment

•	Continued expansion of our distribution and geographic presence in India, including at the end of the year having over 650 retail points of presence in nine cities covering approximately 30 million of the population in our target market segment of the India population

•	Full launch of services in India and expanding presence from one city, Bangalore, at the beginning of 2005 to nine cities at the end of the year

•	Hired key staff in India, the US and in other parts of the world to rollout services as well as to operate as a public company. Hiring included a CEO for India and senior marketing and sales people to help roll out services, corporate controller in the US and controllers (with support staff) in key markets for financial reporting in an accurate and timely manner. We also added other senior and experienced staff to implement enhancement of policies and procedures and to enable the company to meet SEC and other regulatory requirements.

•	Obtained terrestrial repeater licenses in United Arab Emirates and Bahrain, the first terrestrial repeater licenses for satellite radio outside of North America

•	Continued progress on the development of newer generation technologies and products for rolling out fully-mobile services to automobiles and homes using a hybrid satellite-terrestrial repeater network

•	Initiation of the implementation of an enterprise-wide enterprise resource planning application to support subscriber growth, accounting, reporting and compliance with the requirements of the Sarbanes-Oxley Act of 2002.

Currently, our value proposition to our subscribers is driven by our ability to provide a compelling variety of high quality content that those living in our markets cannot receive from any other sources in a ubiquitous, cost-effective and user-friendly manner. Our programming includes a wide variety of international, national and regional music, news and entertainment channels, most of which is delivered commercial free. We currently offer an annual prepaid subscription package in India for approximately $40 (Rs.1,800 per year), a monthly subscription package in Africa and the Middle East for $5.00 per month and a premium package aimed at US and UK expatriates living throughout our current broadcast area for $9.99 per month. Since October 2005, we have been selling a 3-month subscription package for approximately $11 (Rs.500) as part of a promotional campaign in India.

Our goals for 2006 include the securing of licenses or approvals in at least one country in Europe and in China to be in a position to launch services in those markets in 2007. We are also in the process of developing a hybrid DARS in order for which we plan to establish in 2006 terrestrial repeater networks in India (subject to securing the licenses and frequency authorizations required to operate terrestrial repeaters) and the Middle East. Through our hybrid DARS we expect to provide services to automobiles and to improve the reliability of our service in urban areas. We expect to introduce new receiver products in different markets targeted at stratified market segments. We plan to continue to expand the sales, marketing and customer care infrastructure that we established during 2005 in India and to increase our distribution and geographic presence in India from approximately 650 retail outlets in nine cities at the end of 2005 (covering approximately 30 million of the population in our target market segment of the India population).

Summary Operating Metrics

The key metrics we use to monitor our business growth and operational results are: subscriber additions, ending period subscribers, Average Monthly Subscription Revenue per Subscriber (“ARPU”), Subscriber Acquisition Cost (“SAC”), Cost Per Gross Addition (“CPGA”) and EBITDA presented as follows:

	Year ended December 31,
	2005	2004
Net Subscriber Additions	81,036	29,287
India	66,239	8,335
ROW (5)	14,797	20,952

Total EOP Subs	115,306	34,270
India	74,574	8,335
ROW (5)	40,732	25,935

ARPU (1)	$4.66	$6.27
ARPU (India)	2.76	1.95
ARPU (ROW) (5)	6.14	6.82

SAC (2)	$30	$1
SAC(India)	36	18
SAC(ROW) (5)	5	0

CPGA (3)	$173	$66
CPGA(India)	188	123
CPGA(ROW) (5)	121	50

EBITDA (4)	$(84,599)	$(130,061)

(1)	Average Monthly Subscription Revenue Per Subscriber (“ARPU”)—Please see definition and further discussion under Average Monthly Subscription Revenue Per Subscriber under “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Results of Operations—Year ended December 31, 2005 compared with year ended December 31, 2004—Revenue.”
(2)	SAC—Please see definition and further discussion under Subscriber Acquisition Cost under ”Management’s Discussion and Analysis of Financial Condition and Results of Operation—Results of Operations—Year ended December 31, 2005 compared with year ended December 31, 2004—Cost of services.”
(3)	CPGA—Please see definition and further discussion under Cost Per Gross Addition under “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Results of Operations—Year ended December 31, 2005 compared with year ended December 31, 2004—Operating expense.”
(4)	EBITDA—We refer to net loss before interest income, interest expense, income taxes, depreciation and amortization as “EBITDA”. EBITDA is not a measure of financial performance under generally accepted accounting principles. We believe EBITDA is often a useful measure of a company’s operating performance and is a significant basis used by our management to measure the operating performance of our business. Because we have funded and completed the build-out of our system through the raising and expenditure of large amounts of capital, our results of operations reflect significant charges for depreciation, amortization and interest expense. EBITDA, which excludes this information, provides helpful information about the operating performance of our business, apart from the expenses associated with our physical plant or capital structure. EBITDA is frequently used as one of the bases for comparing businesses in our industry, although our measure of EBITDA may not be comparable to similarly titled measures of other companies. EBITDA does not purport to represent operating loss or cash flow from operating activities, as those terms are defined under generally accepted accounting principles and should not be considered as an alternative to those measurements as an indicator of our performance.
(5)	ROW—Rest of World: All operating regions excluding India.

Reconciliation of Net Loss to EBITDA

	Year ended December 31,
	2005	2004
Net Loss as reported	$(79,863)	$(577,387)
Addback non-EBITDA items included in net loss:
Interest income	(6,596)	(431)
Interest expense	9,884	119,302
Depreciation & amortization	61,636	61,183
Provision for deferred income taxes (benefit)	(69,660)	267,272

EBITDA	$(84,599)	$(130,061)

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the periods presented. We base our estimates and judgments on historical experience and on various other assumptions which we believe are reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results could differ from those estimates. We believe the following critical accounting policies require the most significant management estimates and judgments used in the preparation of the consolidated financial statements.

Revenue recognition

Revenue from subscribers consists of subscription fees and non-refundable activation fees. We recognize subscription fees as our service is provided to a subscriber. We record deferred revenue for prepaid subscription fees and amortize these prepayments to revenue ratably over the term of the respective subscription plan. Activation fees are recognized ratably over the estimated term of the subscriber relationship. Promotions and discounts are treated as an offset to revenue during the period of promotion. Sales incentives, consisting of discounts to subscribers, offset earned revenue. Management estimates the amount of required allowances for the potential non-collectibility of accounts receivable based upon past collection experience and consideration of other relevant factors. However, past experience may not be indicative of future collections and therefore reserves for doubtful accounts may increase as a percentage of accounts receivable and sales. Our current policy is not to accept product returns but if in the future, we were to accept product returns that are not covered under the manufacturers warranty, a sales return allowance will be established based on the guidance provided under Statement of Financial Accounting Standards (SFAS) No. 48, “Revenue Recognition When a Right of Return Exists” and Staff Accounting Bulletin, Topic 13A-4b.

Evaluation of satellites and other long-lived assets for impairment and satellite insurance coverage

We assess the recoverability of our long-lived assets pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The costs of specific satellites are grouped together with other associated assets when assessing recoverability. Periodically, and when a change in circumstances occurs, this group of assets is compared with the expected future undiscounted cash flows to be generated by us from the related satellite. Any excess of the net book value for this group of assets over the expected future undiscounted cash flows of the related satellite would result in an impairment charge that would be recorded in our statement of operations in the period the determination is made. The impairment charge would be measured as the excess of the carrying value of the asset or group of assets over the present value of estimated expected future cash flows related to the asset or asset group using a discount rate commensurate with the risks involved. Changes in estimates of future cash flows could result in a write-down of the asset in a future period. Estimated future cash flows could be impacted by, among other things:

•	changes in estimates of the useful life of the satellite;

•	changes in estimates of our ability to operate the satellite at expected levels;

•	changes in the manner in which the satellite is to be used; and

•	the loss of one or several significant customer contracts for capacity on the satellite.

If an impairment loss was indicated, such amount would be recognized in the period of occurrence, net of any insurance proceeds to be received so long as such amounts are determinable and receipt is probable.

Depreciable satellite lives

We calculate depreciation on a straight line basis over a ten-year period. As the communications industry is subject to rapid technological change and our satellites have been subject to certain anomalies, we may be required to revise the estimated useful lives of our satellites and communications equipment or to adjust their carrying amounts. Accordingly, the estimated useful lives of our satellites are periodically reviewed using current engineering data. If a significant change in the estimated useful lives of our satellites is identified, we would account for the effects of such changes on depreciation expense on a prospective basis. Reductions in the estimated useful lives of our satellites would result in additional depreciation expense in future periods and may necessitate acceleration of planned capital expenditures in order to replace or supplement the satellite earlier than planned. If the reduction in the estimated useful life of a satellite results in undiscounted future cash flows for the satellite, which are less than the carrying value of the satellite, an impairment charge would be recorded.

Stock-based compensation

We account for employee and director stock options using the intrinsic-value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and have adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Stock options issued to non-employees are recorded at their fair value as determined in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and amortized over the service period.

Stock compensation expense, which is a non-cash charge, has resulted from the following:

•	stock option grants made to employees at exercise prices below the deemed fair value of the underlying common stock on the date of grant (intrinsic value method);

•	modification of stock options that created a new measurement date for purposes of recording compensation expense equal to the excess of the intrinsic value of the modified options over the intrinsic value of the options when originally issued; and

•	stock option grants made to non-employees at the fair value of the option granted as determined using the Black-Scholes valuation model.

We have recorded deferred compensation representing the difference between the option exercise price and the fair value of our common stock on the grant date for financial reporting purposes. Deferred compensation is amortized to stock compensation expense on a straight line basis over the vesting period of the underlying option, generally one to five years. The amount of deferred compensation expense to be recorded in future periods may decrease if unvested options for which we have recorded deferred compensation are subsequently cancelled or expire.

Pro forma information regarding net loss and net loss per share is required in order to show our net loss as if we had accounted for employee stock options under the fair value method of SFAS No. 123, as amended by SFAS No. 148. This information is contained in Note B—“Significant Accounting Policies—Stock Based Compensation”, disclosed under Item 15 of this 10-K. The fair values of options and shares issued pursuant to our option plan at each grant date were estimated using the Black-Scholes option-pricing model.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) Share Based Payment (SFAS No. 123R), which is a revision to SFAS No. 123 and supersedes APB 25 and SFAS No. 148. This statement requires that the estimated fair value resulting from all share-based payment transactions be recognized in the consolidated financial statements. If we had estimated the fair value of the options on the date of grant in our consolidated financial statements, and then amortized this estimated fair value over the vesting period of the options, our net loss would have increased in 2004, 2003 and 2002. See Note B—“Significant Accounting Policies—Stock Based Compensation”, disclosed under Item 15 of this 10-K for the pro forma impact of stock compensation on net loss and net loss per share. The impact of adoption of the fair value recognition provisions in accordance with SFAS No. 123R and the Securities and Exchange Commission’s rule amending the compliance dates will depend on our granting of stock-based awards in the future.

Valuation of deferred income taxes and income tax reserves

We are subject to taxation by federal, state and international jurisdictions. Our annual provision for income taxes and the determination of the resulting deferred tax assets and liabilities involve a significant amount of management judgment and are based on the best information available at the time. We believe that we have recorded adequate liabilities and reviewed those balances on a quarterly basis.

Judgment is also applied in determining whether deferred tax assets will be realized in full or in part. When it is more likely than not that all or some portion of specific deferred tax assets will not be realized, a valuation allowance is established for the amount of the deferred tax assets that are determined not to be realizable. Realization of our deferred tax assets may depend upon our ability to generate future taxable income, which is dependent upon our ability to successfully introduce and market our product, general economic conditions, competitive pressures, and other factors beyond management’s control.

Valuation of Inventory

Inventories are stated at the lower of cost or market value using the first in, first out (FIFO) method of accounting. Inventories primarily consist of satellite radio receivers manufactured to our specifications by independent third parties. We periodically evaluate inventory levels on hand as to potential obsolescence based on current and future selling prices. Currently, we do not provide our customers with a right of return, and are covered under manufacturer’s original warranty, and hence no provisions have been made for such purpose. We will adopt the provisions of SFAS No. 48, “Revenue Recognition When Right of Return Exists” if and when we provide such rights in the future.

Recent Accounting Pronouncements

In December 2004, the FASB issued revised SFAS No. 123R, Share-Based Payment. SFAS No. 123R sets accounting requirements for share-based compensation to employees and requires companies to recognize, in the income statement, the grant-date fair value of stock options and other equity-based compensation. The impact of the adoption of fair value recognition provisions in accordance with SFAS No. 123R and the Securities and Exchange Commission’s rule amending the compliance dates of SFAS 123R will depend on the granting of stock based awards in the future.

Also in December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets—An Amendment of APB Opinion No. 29. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS No. 153 is to be applied prospectively for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005. Our adoption of SFAS No. 153 is not expected to have a material impact on our financial position or results of operations.

Results of Operations

	Years ended December 31,
	2005	2004	2003
	(in thousands, except share information)
Revenue
Subscription revenue	$3,690	$1,038	$226
Equipment revenue	2,822	2,091	5,558
Other revenue	5,148	5,452	7,290

Total Revenue	11,660	8,581	13,074
Operating Expenses
Cost of Services (excludes depreciation shown separately below)
Satellite and transmission, programming and other	18,061	12,292	18,628
Cost of equipment	6,725	2,385	4,313
Research and development	1,040	—	64
Selling, general and administrative	62,002	32,765	33,425
Stock-based compensation (1)	25,161	90,323	3,528
Depreciation and amortization	61,636	61,183	60,909

Total Operating Expenses	174,625	198,948	120,867

Loss from Operations	(162,965)	(190,367)	(107,793)
Other Income (Expense)
Gain on extinguishment of debt	14,130	—	—
Interest income	6,596	431	542
Interest expense	(9,884)	(119,302)	(108,371)
Other income (expense)	2,600	(877)	(2,089)

Total Other Income (Expense)	13,442	(119,748)	(109,918)

Loss Before Income Taxes	(149,523)	(310,115)	(217,711)
Income Tax Benefit (Provision)	69,660	(267,272)	—

Net Loss	$(79,863)	$(577,387)	$(217,711)

Net Loss per Share—basic and diluted	$(2.77)	$(99.00)	$(37.64)

Weighted Average Number of Shares Outstanding	28,828,958	5,832,612	5,784,868

(1)	Allocation of stock based compensation to operating expenses

Satellite, transaction programming and other	$302	$4,668	$50
Selling, general and administrative	24,859	85,655	3,478

	$25,161	$90,323	$3,528

Year ended December 31, 2005 compared with year ended December 31, 2004

Revenue

The table below presents our operating revenue for the years ended December 31, 2005 and 2004, together with the relevant percentage of total revenue represented by each relevant revenue category.

	Year ended December 31,
	2005		2004
	($ in thousands)
Revenue:
Subscription	$3,690	31.6%	$1,038	12.1%
Capacity lease	1,058	9.1%	2,002	23.3%
Government services	1,807	15.5%	1,945	22.7%
Equipment sales	2,767	23.7%	1,704	19.9%
Other	2,338	20.1%	1,892	22.0%

Total revenue:	$11,660	100%	$8,581	100%

Total revenue for the year ended December 31, 2005 was $11.7 million, a 35.9 % increase compared with $8.6 million for the year ended December 31, 2004. This was primarily due to increased revenue from subscribers to our DARS service and equipment sales offset by a lower, year-to-year, revenue from government service contracts and capacity leases. The mix of our revenue changed during 2005 as we emerged from development stage and deployed newly required financial resources to implement our India-focused subscription sales business plan.

Subscription revenue. Subscription revenue for the year ended December 31, 2005 was approximately $3.7 million, an increase of 255.5% compared with $1.0 million generated in the year ended December 31, 2004. This increase in subscription revenues was primarily due to the increase in our paying subscribers as we launched service in nine cities in India (New Delhi, Mumbai, Chennai, Hyderabad, Bangalore, Ahmedabad, Chandigarh, Pune and Kochi). We expect to significantly increase subscription revenues in 2006 as we expand our service to the next level of cities in India, generally with a population of at least 1 million each, and broaden further to the towns surrounding these metropolitan areas.

•	Average Monthly Subscription Revenue Per Subscriber (ARPU). Blended ARPU (for India and ROW) was $4.66 for the year ended December 31, 2005 and $6.27 for the year ended December 31, 2004. The reduction in blended ARPU for 2005 compared to 2004 resulted from the shift of the subscribers’ weight to India where single market ARPU is lower than other markets. However, India ARPU increased year over year. ARPU from India was $2.76 for the year ended December 31, 2005, and $1.95 for the year ended December 31, 2004. We expect that ARPU for India to continue to increase in 2006, as an increasing number of subscribers participate in our Rs 1800 pricing plan launched in July 2005. In July 2005, we increased the annual subscription pricing by 50% to Rs. 1800 (approximately $40) from Rs. 1200 (approximately $27). The increase in the monthly subscription price took effect for all billing cycles on or after July 7, 2005. We expect total blended ARPU to decrease for 2006 as we expect the majority of our subscribers to come from our India market relative to other regions (where we sell a global subscription package ranging from $5.00 per month to $9.99 per month).

Capacity lease revenue. Satellite capacity leasing revenue for the year ended December 31, 2005 was $1.1 million, a decrease of 47.2 % compared with $2.0 million for the year ended December 31, 2004. This decrease was a result of a reduction in the number of broadcasters contracting to use our satellite capacity for their broadcasts.

Government services revenue. Government services revenue for the year ended December 31, 2005 was $1.8 million, a decrease of 7.1 % compared with $1.9 million for the year ended December 31, 2004. Government services revenues decreased as we completed the Pakistan Education Initiative (PEI) contract in

June 2005, partially offset by the entry into a government contract in the third quarter. Government services revenue included minimal equipment sales for the year ended December 31, 2005 and approximately $0.5 million of equipment revenue for the year ended December 31, 2004, related to fulfillment of the PEI contract.

Equipment sales revenue. Equipment sales revenue was approximately $2.8 million for the year ended December 31, 2005, an increase of 62.4 % compared with $1.7 million for the year ended December 31, 2004. This increase was primarily due to increased unit sales in India. Excluding the receivers sold under the government services revenue category, as described above, we sold approximately 82,800 receivers in the year ended December 31, 2005, compared with approximately 19,100 receivers sold in the year ended December 31, 2004. Our sales increased significantly in the fourth quarter of 2005 due to our successful Diwali promotional campaign in India, where we introduced promotional discounting on a certain receiver model, an aggressive marketing and advertising campaign, and programs to help our resellers and retail outlets become more productive.

Other revenue. Other revenue, including licensing revenue, for the year ended December 31, 2005 was $2.3 million, an increase of 23.6 % compared with $1.9 million, in the year ended December 31, 2004. This increase was principally due to a new data service contract launched in 2005.

Cost of services

The table below presents our costs of services for the year ended December 31, 2005 and 2004, together with the relevant percentages of total cost of services for each cost category.

	Year ended December 31,
	2005		2004
	($ in thousands)
Cost of services:
Engineering & broadcast operations	$11,934	48.1%	$8,278	56.4%
Content & programming	3,815	15.4%	2,600	17.7%
Customer care, billing & collection	626	2.5%	488	3.3%
Cost of equipment	6,725	27.2%	2,385	16.3%
Other cost of services	1,686	6.8%	926	6.3%

Total cost of services:	$24,786	100.0%	$14,677	100.0%

Total cost of services for the year ended December 31, 2005 was $24.8 million, a 68.9 % increase compared with $14.7 million in the year ended December 31, 2004. This increase was primarily due to increases in expenses related to engineering and broadcast operations, content and cost of equipment.

Engineering and broadcast operations. Engineering and broadcast expense, including the cost of operating our two satellites, ground control systems and telecommunications links as well as our in-orbit insurance, for the year ended December 31, 2005 was $11.9 million, an increase of 44.2% compared with $8.3 million in the year ended December 31, 2004. This increase was primarily due to an increase in in-orbit insurance as we renewed policies on our AfriStar and AsiaStar satellites in April 2005 and due to higher regional operating center expenses, partially offset by a pricing adjustment related to satellite monitoring services provided by a vendor.

Content and programming. Content and programming expense, which includes content production, music royalties and other content acquisition costs, for the year ended December 31, 2005 was $3.8 million, an increase of 46.7 % compared with $2.6 million for the year ended December 31, 2004. These expenses increased as we increased staffing levels to support the launch of 19 new channels, including 7 additional channels specifically for the Indian market. New channels included PLAY, the first 24 hour sports talk channel in that market. We expect content costs to continue to increase in 2006 as we launch additional channels for India and other markets and introduce several channels programmed in a live format. We intend to launch several additional channels for our India market including regional music and lifestyle programs in Urdu and Marathi, and business, comedy, children’s and talk/educational channels.

Customer care, billing & collection. Customer care, billing and collections expense for the year ended December 31, 2005 was $0.6 million, an increase of 28.3% compared to $0.5 million for the year ended December 31, 2004. We commenced our customer care, billing and collections in March 2004 to support the limited launch of our subscription services in India. Prior to this limited launch in March 2004, our two subscription service packages were being tested, and expenses related to customer care, billing and collections were minimal. These expenses are expected to increase as we continue to add subscribers throughout 2006.

Cost of Equipment. Cost of equipment for the year ended December 31, 2005 was $6.7 million, an increase of 182.0% compared with $2.4 million, in the year ended December 31, 2004. The increase in cost of equipment is directly related to selling higher number of subsidized receivers as we ramped up our subscriber base in India. We expect continuing increases in cost of equipment as we aggressively ramp up our subscriber additions throughout 2006. The government services unit sold minimal receivers in 2005, compared to approximately 6,000 receivers in 2004.

•	Subscriber Acquisition Cost (SAC). Total blended SAC (for India and ROW) was approximately $30 per subscriber for the year ended December 31, 2005 and $1 per subscriber for the year ended December 31, 2004. SAC for India was approximately $36 per subscriber for the year ended December 31, 2005 and approximately $18 per subscriber for the year ended December 31, 2004. Our SAC costs are primarily driven by equipment subsidies on receivers sold in India. We expect SAC for India to remain at this level in 2006 as we continue to subsidize certain models of receivers sold in India.

Other cost of services. Other cost of services for the year ended December 31, 2005 was $1.7 million, an increase of 88.9% compared with $0.9 million for the year ended December 31, 2004. This increase was due to an increase in subscription revenue share paid to our partners in Kenya, South Africa and France, offset by a reduction of shipping and VAT charges, as we completed delivery of the receivers for the PEI contract.

Operating expense

The table below presents our operating expense for the year ended December 31, 2005 and 2004, together with the relevant percentage increase (decrease) year-over-year.

	Year Ended December 31,
	2005	2004	Percent increase (decrease)
Operating expense:
Cost of Services	$24,786	$14,677	68.9%
Research & Development	1,040	—	100%
Selling, general & administrative	62,002	32,765	89.2%
Stock-based compensation	25,161	90,323	(72.1)%
Depreciation and amortization	61,636	61,183	0.7%

Total operating expense	$174,625	$198,948	(12.2)%

Total operating expense for the year ended December 31, 2005 was $174.6 million, a 12.2% decrease compared with $198.9 million for the year ended December 31, 2004. This decrease was primarily due to a decrease in our stock-based compensation, offset by increases in our selling, general and administrative expense. Our selling, general and administrative expense for the year ended December 31, 2005 was $62.0 million, an increase of 89% compared with $32.8 million in the year ended December 31, 2004. This increase was primarily due to a $12.4 million increase in sales and marketing expense as we launched service in nine cities in India, a

$9.5 million increase in headcount expense as we increased staffing to execute on our business plan, and a $5.6 million increase in outside services (primarily temporary consultants, technical & regulatory services, and marketing professional services). Our stock based compensation expense was $25.2 million in the year ended December 31, 2005 a decrease of 72.1% compared with $90.3 million in the year ended December 31, 2004. This decrease was due to a stock-based compensation expense we recorded in 2004 in connection with the conversion of WIN options into WorldSpace options pursuant to a merger transaction. We also granted employees restricted stock awards. For the period ended December 31, 2005 we issued approximately 1.9 million restricted stock units to our employees. These stock units have vesting periods ranging between six months and three years. We recorded deferred stock compensation of $40.7 million of which an expense of $24.0 million was recorded for the year ended December 31, 2005. The remaining balance represented stock compensation expense on these options which have vested from prior periods. Depreciation and amortization expense for the years ended December 31, 2005 and 2004 remained relatively constant at $61.6 million and $61.2 million, respectively due to net fixed asset additions.

•	Cost Per Gross Addition (CPGA). Total blended CPGA expense (for India and ROW) was approximately $ 16.1 million for the year ended December 31, 2005 and approximately $1.9 million for the year ended December 31, 2004. The CPGA expense for India was approximately $13.7 million for the year ended December 31, 2005 and approximately $1.0 million for the year ended December 31, 2004. The CPGA expense increased in 2005 as we significantly ramped up our sales and marketing activities subsequent to closing a financing transaction in December 2004. Unit blended CPGA (for India and ROW) was approximately $173 for the year ended December 31, 2005 and approximately $66 for the year ended December 31, 2004. CPGA for India was approximately $188 for the year ended December 31, 2005 and approximately $123 for the year ended December 31, 2004. Going forward, we expect CPGA to decline as we amortize our fixed sales & marketing expenditure over an increasing number of gross subscriber additions.

Other income (expense)

Interest income. Interest income for the year ended December 31, 2005 was $6.6 million, an increase of 1,430.4% compared with $0.4 million in the year ended December 31, 2004. This increase was due to increased average cash balances as a result of our recent financing activities.

Interest expense. Interest expense for the year ended December 31, 2005 was $9.9 million, a decrease of 91.7% compared with $119.3 million in the year ended December 31, 2004. This decrease was primarily due to the extinguishments of debt pursuant to a loan restructuring agreement described in Note C—Debt, which reduced our long-term debt liability from $1.4 billion as of December 30, 2004 to $155 million as of December 31, 2005 (see Note C—Debt of the Notes to Consolidated Financial Statements, Page F-15).

Other income (expense). Other income for the year ended December 31, 2005 was $2.6 million due to a write-off of its Washington D.C. deferred lease obligations and leasehold improvements due to our headquarters move from Washington D.C. to Silver Spring, MD, compared with $0.9 million of expense recorded in the year ended December 31, 2004. We also recorded a gain on extinguishment of debt of $14.1 million related to the settlement with Alcatel Space of certain amounts we owed to Alcatel for the construction of our satellites. (See Note G—Satellites and Ground Station Construction Agreements of the Notes to Consolidated Financial Statements, Page F-20).

Income tax

Due to a loss before income taxes of $149.5 million, we recorded an income tax benefit of $69.7 million in the year ended December 31, 2005, as compared to an income tax provision of $267.3 million for 2004. This benefit is the result of current period operating losses, release of the valuation allowance against certain foreign net operating losses and a reduction in our corporate effective tax rate by approximately 2% following the move of our headquarters from Washington, D.C. to Silver Spring, Maryland in September, 2005. As discussed in

Note C—Debt of notes to Consolidated Financial Statements, Page F-15, during 2004 we entered into a restructuring agreement with respect to certain notes payable. Under the restructuring agreement, our ongoing obligations to the investor were set forth in a separate royalty arrangement. For U.S. tax purposes, this transaction caused us to realize cancellation of indebtedness, or COD income. In connection with this transaction, we reduced our U.S. tax attributes by approximately $1,726 million and, as a result, our U.S. net operating loss and capital loss carry forwards at December 31, 2004 were eliminated, and the remaining tax basis in its satellite assets, U.S. fixed assets and stock in its foreign subsidiaries were also reduced to zero.

Fiscal year ended December 31, 2004 compared with fiscal year ended December 31, 2003

Revenue

The table below presents our operating revenue for the years ended December 31, 2004 and 2003, together with the relevant percentage of total revenue represented by each revenue category.

	Years ended December 31,
	2004		2003
		Percent of total		Percent of total
	($ in thousands)
Revenue:
Subscription	$1,038	12.1%	$226	1.7%
Capacity lease	2,002	23.3	3,449	26.4
Government services	1,945	22.7	5,636	43.1
Equipment sales	1,704	19.9	1,942	14.9
Other	1,892	22.0	1,821	13.9

Total revenue:	$8,581	100.0%	$13,074	100.0%

Total revenue for 2004 was $8.6 million, a 34.4% decrease compared with $13.1 million in 2003. This decrease in total revenue was primarily due to a reduction in revenue from government service contracts, capacity leases and equipment sales, partially offset by increased revenue from subscribers to our DARS service. Our total revenue consists of subscription fees, leasing of satellite capacity, government services, equipment sales, and other items such as advertising and technology licensing. The mix of our revenue changed during 2004 as we emerged from development stage and launched subscription services in a limited manner.

Subscription revenue. Subscription revenue for 2004 was approximately $1.0 million, or 12.1% of total revenue, an increase of 359.3% compared with $0.2 million, or 1.7% of total revenue, generated in 2003. This increase in subscription revenues was primarily due to the increase in our paying subscribers from approximately 5,000 in 2003 to approximately 34,000 in 2004.

Capacity lease revenue. Satellite capacity leasing revenue for 2004 was $2.0 million, or 23.3% of total revenue, a decrease of 42.0% compared with $3.4 million, or 26.4% of total revenue, in 2003. This decrease was a result of a reduction in the number of broadcasters contracting to use our satellite capacity for their broadcasts as we shifted focus toward acquiring new subscribers and away from the capacity leasing business. In 2004, we increased our reserve for doubtful accounts with respect to capacity leasing to $0.7 million as compared with $0.3 million in 2003.

Government services revenue. Government services revenue for 2004 was $1.9 million, or 22.7% of total revenue, a decrease of 65.5% compared with $5.6 million, or 43.1% of total revenue, in 2003. Government services revenue decreased principally because in 2003 we completed and recognized payment for the bulk of the services rendered under a $10.0 million multi-year contract with a United States government agency, or the PEI Contract, which included $3.5 million in receiver sales accounted for under government services revenue.

Government services revenue included equipment sales of approximately $0.5 million and $3.5 million for the years ended December 31, 2004 and 2003, respectively.

Equipment sales revenue. Equipment sales revenue was approximately $1.7 million for 2004, or 19.9% of total revenue, a decrease of 12.3% compared with $1.9 million, or 14.9% of total revenue, in 2003. This decrease was primarily due to the greater availability of low-cost receivers and, as a result, a reduction in high-end receiver sales. Excluding approximately 40,000 receivers sold in 2003 under the PEI Contract, as described above, we sold a total of approximately 19,000 receivers in 2004, compared with approximately 16,000 receivers sold in 2003. In 2004, we increased our reserve for doubtful accounts with respect to receiver sales to $0.2 million as compared with $0.1 million in 2003. Although equipment sales revenue decreased in 2004, equipment sales revenue as a percentage of total revenue increased due to the decline in total revenue.

Other revenue. Other revenue, including licensing revenue, for 2004 was $1.9 million, or 22.0% of total revenue, an increase of 3.9% compared with $1.8 million, or 13.9% of total revenue, in 2003. This increase was related to factors which we do not consider operationally significant, including an increase in advertising barter revenue, which offset a decrease in licensing and syndication revenue.

Cost of services

The table below presents our cost of services for the years ended December 31, 2004 and 2003, together with the relevant percentages of total cost of services represented by each cost category.

	Years ended December 31,
	2004		2003
		Percent of total		Percent of total
	($ in thousands)
Cost of services:
Engineering & broadcast operations	$8,278	56.4%	$10,148	44.2%
Content & programming	2,600	17.7	2,510	10.9
Customer care, billing & collection	488	3.3	—	—
Cost of equipment	2,385	16.3	4,313	18.9
Other cost of services	926	6.3	5,970	26.0

Total cost of services:	$14,677	100.0%	$22,941	100.0%

Total cost of services for 2004 was $14.7 million, a 36.0% decrease compared with $22.9 million in 2003. This decrease was primarily due to a $4.8 million write-down on receiver inventory in 2003, the expiration and non-renewal of in-orbit insurance for our AfriStar satellite in October 2003 and the reduction in the number of receivers sold in 2004 compared with 2003. Other cost of services remained relatively constant as we deferred full roll-out of commercial operations to focus on obtaining new financing.

Engineering and broadcast operations. Engineering and broadcast expense, including the cost of operating our two satellites, ground control systems and telecommunications links as well as our in-orbit insurance, for 2004 was $8.3 million, or 56.4% of our total costs of services, a decrease of 18.4% compared with $10.1 million, or 44.2% of total cost of services, in 2003. This decrease was primarily due to the expiration and non-renewal of WorldSpace’s in-orbit insurance on the Afristar satellite in October 2003.

Content and programming. Content and programming expense, which include content production, music royalties and other content acquisition costs, for 2004 was $2.6 million, or 17.7% of our total cost of services, an increase of 3.6% compared with $2.5 million, or 10.9% of our total cost of services, in 2003. While content and programming expense remained materially unchanged from 2003 to 2004, this expense increased as a percentage of revenue because revenue declined as we deferred full roll-out of commercial operations to focus on obtaining new financing.

Customer care, billing and collections. Customer care, billing and collections expense for 2004 was $0.5 million, or 3.3% of our total cost of services. We commenced our customer care, billing and collections in 2004 to support the limited launch of our subscription services in India. Prior to this limited launch in 2004, our two subscription service packages were being tested, and as a result expenses related to customer care, billing and collections in 2003 were minimal.

Cost of equipment. Cost of equipment for 2004 was $2.4 million, or 16.3% of total cost of services, a decrease of 44.7% compared with $4.3 million, or 18.9% of total cost of services, in 2003. This decrease was primarily due to a decrease in the number of receivers sold from approximately 56,000 in 2003 to 25,000 in 2004.

Other cost of services. Other cost of services for 2004 was $0.9 million, or 6.3% of total cost of services, a decrease of 84.5% compared with $6.0 million, or 26.0% of total cost of services, in 2003. This decrease was primarily due to a $4.8 million write-down on receiver inventory in 2003. This write-down was a result of currency exposure under a contract where our payment obligation was denominated in Euros.

Operating expense

The table below presents our operating expenses for the years ended December 31, 2004 and 2003, together with the relevant percentage increase (decrease) year-over-year.

	2004	2003	Percent increase (decrease)
	($ in thousands)
Operating expense:
Cost of services	$14,677	$22,941	(36.0)%
Research & development	—	64	(100.0)
Selling, general & administrative	32,765	33,425	(2.0)
Stock-based compensation	90,323	3,528	2,460.2
Depreciation and amortization	61,183	60,909	0.4

Total operating expense:	$198,948	$120,867	64.6%

Total operating expense for 2004 was $198.9 million, an 64.6% increase compared with $120.9 million in 2003. This increase was primarily due to increase in our stock-based compensation. Our selling, general and administrative expense for 2004 was $32.8 million, a decrease of 2.0% compared with $33.4 million in 2003 due to a compensation accrual reversal recorded in 2004. Our stock based compensation expense was $90.3 million in 2004, an increase of 2,460.2% compared with $3.5 million in 2003. This increase was due to a stock-based compensation expense we recorded in 2004 in connection with the conversion of WorldSpace International Network Inc. (WIN) options into WorldSpace options pursuant to the merger. Depreciation and amortization expense between 2004 and 2003 was relatively constant: $61.2 million in 2004 and $60.9 million in 2003. Research and development had a minimal impact on our expenses in 2004 and 2003.

Other income (expense)

Interest income. Interest income for 2004 was $0.4 million, a decrease of 20.5% compared with $0.5 million in 2003. In 2004 and 2003 interest income was minimal and was a direct result of cash and restricted cash equivalents.

Interest expense. Interest expense for 2004 was $119.3 million, an increase of 10.1% compared with $108.4 million in 2003. This increase was primarily due a rise in interest rates which increased our interest obligations under our floating rate long-term debt held by Stonehouse. Interest expense for 2004 and 2003 was attributable to long-term debt held by Stonehouse, related-party long-term notes and related-party working capital notes and advances. For additional detail see Note C—Debt of Notes to Consolidated Financial Statements.

Income tax

In September 2003 our predecessor, WorldSpace Maryland, entered into a restructuring agreement, which closed in December 2004, to extinguish approximately $2.0 billion in the aggregate of outstanding debt and interest owed by WIN, and guaranteed by WorldSpace Satellite Co. and WorldSpace Maryland, in exchange for certain royalty payments to Stonehouse as governed by a royalty agreement. For U.S. tax purposes, this transaction caused us to realize cancellation of indebtedness, or COD, income. In connection with this transaction, we reduced our U.S. tax attributes by approximately $1,726 million and, as a result, our U.S. net operating loss and capital loss carryforwards at December 31, 2004 were eliminated, and the remaining tax basis in its satellite assets, U.S. fixed assets and stock in its foreign subsidiaries were also reduced to zero.

Liquidity and Capital Resources

Overview

As of December 31, 2005, we had cash and cash equivalents of $36.9 million, and marketable securities of $239.0 million. Cash and cash equivalents decreased $117.4 million during the year ended December 31, 2005. This decrease resulted from $103.4 million used in operating activities, $256.1 million used in investing activities, and $242.1 million received from financing activities. Cash flows used in operations includes the net loss of $79.9 million, and $42.3 million used for working capital purposes, offset in part by $18.8 million in non cash expenses included in net loss. Investing activities consisted mainly of $239.0 million in net purchases of marketable securities to invest the proceeds from our initial public offering, $14.4 million used for the purchase of property and equipment and $2.7 million used for purchase of satellite and related systems. Financing activities consisted of $268.1 million from the sale of common stock in our initial public offering and to XM Satellite Radio, and $7.0 million in shares issued to complete the settlement of the Alcatel payable, offset by $23.2 million in costs incurred for the sale of common stock, and a $2.8 million increase in restricted cash for certain lease obligations.

Historical sources of cash

We raised $1.8 billion of equity and debt net proceeds from inception through August 3, 2005 from investors and strategic partners to fund our operations.

IPO

On August 3, 2005, we agreed to sell 11,500,000 shares of common stock at a price to the public of $21.00 per share in our initial public offering that closed on August 9, 2005. The aggregate gross proceeds to us from the public offering were approximately $241.5 million. We incurred expenses of approximately $20.5 million of which approximately $16.9 million represented underwriting discounts and commissions and approximately $3.6 million represented expenses related to the offering. Net proceeds to us from the offering were $221.0 million.

XM Investment

On July 18, 2005, we issued XM Satellite Radio 1,562,500 shares of Class A common stock for an aggregate purchase price of $25 million. The net proceeds after deducting expenses were $22.5 million.

Uses of Cash

Our cash used during the year ended December 31, 2005, consisted primarily of funding operating expenses, working capital, and several one-time corporate expenses, including approximately $11.7 million in financial advisory fees in connection with our December 2004 private placement of senior convertible notes and a loan restructuring agreement and approximately $19.4 million in fees associated with our initial public offering and the XM investment, approximately $10 million in connection with the Alcatel settlement, approximately $4.3 million in connection with legal and accounting fees for the private placement and the initial public offering and $7.3 million in connection with the build-out of our new offices in Silver Spring.

Future Operating Liquidity and Capital Resource Requirements

Based upon our current plans, we believe that our cash, cash equivalents and marketable securities will be sufficient to cover our estimated funding needs for at least the next 12 months. Our financial projections are based on assumptions which we believe are reasonable but contain significant uncertainties.

We intend to use our existing cash reserves to execute our business plan, which includes the build-out of a terrestrial repeater network; continued roll-out in India in key cities and marketing expenses related to subscriber acquisitions in India; business development activities in China, Western Europe and other selected markets within our broadcast coverage area. We expect that the majority of our expenditures in 2006 will be directed towards sales and marketing activities, including developing subscriber operations, increasing content and programming development, capital expenditures, operating and corporate expenses including research and development for our mobile receiver and terrestrial repeater system.

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

Contractual Obligations

The following table shows our contractual obligations as of December 31, 2005:

	Payments Due By Period (in thousands)
	2006	2-3 years	4-5 years	After 5 years	Total
Long-term debt (1)	$—	$—	$—	$155,000	$155,000
Operating lease obligations (2)	3,572	6,848	5,996	5,970	22,386
Capital lease obligations	43	60	—	—	103
Purchase obligations	20,264	—	—	—	20,264
ERP implementation obligation	4,568	6,768	3,842	—	15,178
Contingent royalty obligation (3)	—	—	—	1,814,175	1,814,175

Total contractual obligations	$28,447	$13,676	$9,838	$1,975,145	$2,027,106

(1)	The notes are payable in full (100% of the principal plus accrued and unpaid interest) at the option of the holders on December 31, 2007.
(2)	The operating lease obligations related to our premises in London would be reduced to an extent of $3.7 million following the termination of our property lease. (See “London Lease” under Note N—Subsequent Events, Page F-26)
(3)	Stonehouse royalty payment referenced under Note C—“Debt” of Notes to Consolidated Financial Statements. The obligation will be reduced by any future payments made under the royalty agreement and will remain on our balance sheet until 2015; the last year payment under the royalty agreement is required. We are not required to pay this obligation in full; payments are based on a 10% of EBITDA each year and cannot be determined at this time.

Capital expenditures

We have spent approximately $735 million on capital expenditures related to the development and launch of our satellites, for our ground systems and for property and equipment. We expect to spend additional amounts to enhance our infrastructure with terrestrial repeaters. We expect to start our terrestrial repeater network build-out in key metropolitan areas in India next year, assuming we obtain the necessary regulatory approvals, and the total cost to cover these major metropolitan areas will be approximately $20 million. This amount will need to be reviewed as we conduct further topographical analysis. We also expect to start our terrestrial repeater build out in Bahrain, however we do not expect this cost to be significant. Until we receive the final approvals from China’s regulatory agencies, we will not start the build-out of a terrestrial repeater network in China. We expect the total network in China to cost a similar amount as India in its initial stages. Our future capital expenditures will depend on our business strategy and our response to business opportunities and trends in our industry and our markets.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency

As a global company, we are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany balances between subsidiaries that operate in different functional currencies and transactions with customers, suppliers and employees that are denominated in foreign currencies. Our objective is to minimize our exposure to these risks through our normal operating activities and, where appropriate, to have these transactions denominated in United States dollars. For the year ended December 31, 2005, approximately 56% of our total revenues and 10% of total operating expenses were denominated in foreign currencies. For the year ended December 31, 2004, approximately 42% of our total revenues and 16% of total operating expenses were denominated in foreign currencies. The following table shows approximately the split of these foreign currency exposures by principal currency:

	Foreign Currency Exposure at December 31, 2005
	Euro	Indian Rupee	Kenyan Shilling	South African Rand	Other	Total Exposure
Total Revenues	29%	36%	12%	16%	7%	100%
Total Cost of Revenues and Operating Expenses	40%	23%	19%	8%	10%	100%

	Foreign Currency Exposure at December 31, 2004
	Euro	Indian Rupee	Kenyan Shilling	South African Rand	Other	Total Exposure
Total Revenues	53%	17%	23%	0%	7%	100%
Total Cost of Revenues and Operating Expenses	60%	13%	24%	0%	3%	100%

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

At December 31, 2005, we had $36.9 million in cash and cash equivalents and $239.0 million in marketable securities.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of WorldSpace, Inc., including consolidated balance sheets as of December 31, 2005 and 2004, and consolidated statements of operations, consolidated statements of stockholders’ equity and consolidated statements of cash flows for the three-year period ended December 31, 2005 and notes to the consolidated financial statements, together with a report thereon of Grant Thornton LLP, dated March 28, 2006, are attached hereto as pages F-1 through F-26.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control

During the three months ended December 31, 2005, no changes were made in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not Applicable

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information with respect to our directors required to be included pursuant to this Item 10 is included under caption “Item 1. Election of Directors” in the Proxy Statement relating to the 2006 Annual Meeting of Stockholders (the 2006 Proxy Statement) to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6 under the Exchange Act of 1934, and is incorporated in this Item 10 by reference. The information with respect to the our executive officers required to be included pursuant to this Item 10 is included under the caption “Executive Officers of the Company” in Part I of this Annual Report on Form 10-K and is incorporated in this Item 10 by reference.

The information with respect to Section 16(a) reporting compliance required to be included in this Item 10 is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2006 Proxy Statement and is incorporated in this Item 10 by reference.

We have has adopted a code of ethics that applies to its chief executive officer and senior financial officers. A copy of this code of ethics can be found on our website at www.worldspace.com. In the event of any amendment to, or waiver from, the code of ethics, we will publicly disclose the amendment or waiver by posting the information on our website.

ITEM 11.	EXECUTIVE COMPENSATION

The information with respect to the executive compensation required to be included pursuant to this Item 11 is included under caption “Executive Compensation” in the 2006 Proxy Statement and is incorporated in this Item 11 by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information with respect to the executive compensation required to be included pursuant to this Item 12 is included under caption “Directors’, Executive Officers’ and Principal Stockholders’ Stock Ownership” in the 2006 Proxy Statement and is incorporated in this Item 12 by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information regarding our current equity compensation plans as of December 31, 2005.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	17,559,152	$6.28	3,720,741
Equity compensation plans not approved by security holders	—	—	—

Total	17,559,152	$6.28	3,720,741

In addition to share issuance and equity corporate plans, our predecessor, WorldSpace, Inc., a Maryland company (“WorldSpace Maryland”) issued options from time to time. Pursuant to a reorganization and recapitalization of our company in December 2004, any options to purchase shares of WorldSpace MD remained outstanding as of December 30, 2004 were converted at an exchange ratio of 1 to 1 into options to purchase our Class A Common Stock. All granted options to acquire 3,506,151 shares of WorldSpace Maryland were converted into options to acquire 3,506,151 shares of our Class A Common Stock at a weighted average of $3.47 per share.

We have two compensation plans under which our equity securities have been authorized for issuance and have been issued to employees and to non-employee directors. These plans are described below.

2005 Incentive Award Plan

Our 2005 Incentive Award Plan was adopted by our board of directors on June 19, 2005 and approved by our stockholders at our annual meeting of stockholders on July 7, 2005. Our 2005 Incentive Award Plan provides for the grant of incentive stock options to our employees and employees of our subsidiaries, and nonqualified stock options, restricted shares, stock appreciation rights, performance units, performance shares, phantom shares, restricted share units and other share based awards to our employees, consultants and directors, and employees, consultants and directors of our subsidiaries and affiliates.

Share Reserve. A total of 5,625,000 shares of our Class A Common Stock are authorized for issuance under the 2005 Incentive Award Plan. Of these shares, no more than 5,625,000 may be issued upon exercise of incentive stock options under the plan and no more than 2,812,500 may be issued as restricted shares. No additional options will be granted under the WorldSpace 1996 Shares Option Plan or the WorldSpace 1997 Shares Option Plan, but any outstanding options granted under those plans will remain outstanding in accordance with their terms. Appropriate adjustments will be made to the number of authorized shares under our 2005 Incentive Award Plan and to the shares subject to outstanding awards in the event of any reorganization, recapitalization, share split, dividend or other change in our capital structure in order to account for the changed circumstances.

Shares subject to awards under the 2005 Incentive Award Plan which are lapsed, forfeited, expired, terminated, or settled in cash, and shares surrendered to us as payment of exercise price, withholdings tax, or as part of an award exchange program, will again become available for grants under the 2005 Incentive Award Plan. Shares of our Class A Common Stock granted to satisfy awards under the 2005 Plan may be authorized and unissued shares, issued shares held in our treasury, or shares acquired by us on the open market.

No more than 2,812,500 shares may be subject to the total awards granted under this 2005 Incentive Award Plan to any individual participant in a given calendar year.

Administration of Awards. Our board of directors, or a committee of directors appointed by our board, will administer our 2005 Incentive Award Plan. The board, or committee, of directors will include the appropriate number of outside directors with the appropriate qualifications in the case of awards intended to satisfy the independence or other requirements of exceptions under Internal Revenue Code Section 162(m) for performance-based compensation, SEC Rule 16b-3, or any applicable exchange or quotation system rules. The committee has the power and discretionary authority to determine the terms and conditions of the awards, including the individuals who will receive awards, the term of awards, the exercise price, the number of shares subject to each award, the limitations or restrictions on vesting and exercisability of awards, the acceleration of vesting or the waiver of forfeiture or other restrictions on awards, the form of consideration payable on exercise, whether awards will be adjusted for dividend equivalents, and the timing of grants. The committee also has the power to modify, amend or adjust the terms and conditions of outstanding awards, to implement an award exchange program, to create other share based awards for issuance under the 2005 Incentive Award Plan, to arrange for financing by broker-dealers (including payment by us of commissions), to establish award exercise procedures (including “cashless exercise”) and to establish procedures for payment of withholding tax obligations with cash or shares.

Stock options. The committee may grant options that are intended to qualify as incentive stock options, or non-qualified options. The committee will determine the exercise price of options granted under our 2005 Incentive Award Plan, but except as required by law of a foreign jurisdiction or due to a merger or other corporate transaction, the exercise price of an option may not be less than 100% of fair market value of our Class A Common Stock on the date the option is granted. For incentive stock options granted to any participant who owns at least 10% of the voting power of all classes of our outstanding stock, the option award must not have a term longer than 5 years, and must have an exercise price that is at least 110% of fair market value of our Class A Common Stock on the date of grant. No options may be granted for a term longer than 10 years. Options may be exercised as provided in the applicable award agreement. Generally, when a participant is terminated by us for good cause, outstanding options granted under the 2005 Incentive Award Plan will be forfeited immediately. For other terminations of employment, vested options generally remain exercisable for three months after termination, for 12 months after termination for death or disability, and for 36 months after termination for retirement or, subject to non-competition restrictions during the term of the post-termination exercise period, early retirement. Specific provisions of a written employment agreement may provide for different treatment. However, an option granted under our 2005 Incentive Award Plan is never exercisable after its term expires.

Automatic Non-Employee Director Awards. Our 2005 Incentive Award Plan provides that all eligible non-employee directors will receive automatic nondiscretionary grants of restricted shares of our Class A Common Stock under the plan. On August 4, 2005, each non-employee director was automatically granted restricted shares of our Class A Common Stock with a value of $150,000, reduced by the aggregate Black-Scholes value of each such director’s outstanding stock option and equity awards, if any, as of August 4, 2005. Pursuant to that formula, we granted each of Messrs. Kebede and Schneider 7,143 shares of Class A Common Stock. Starting in 2006, any continuing non-employee director who has served on our board for more than 6 months is automatically granted 25,000 non-qualified options each year on the date of the annual stockholders meeting. All stock options granted to non-employee directors have an exercise price equal to 100% of the fair market value of our Class A Common Stock on the date of grant and vest annually in three equal installments over a period of three years. At its discretion, our board is authorized to add or substitute grants of other awards under the 2005 Incentive Award Plan, including restricted shares and restricted share units.

Restricted Shares. Restricted share awards are shares of our Class A Common Stock that vest in accordance with restrictions that are determined by the committee. The committee has the discretion to determine the individuals who will receive a restricted share award, the number of shares granted, when the shares will be paid to the participant, whether the participant will have the right to vote the restricted shares or receive dividend amounts, whether the shares will be issued at the beginning or the end of a restricted period, and any other terms and conditions with respect to vesting, deferral, payment options and other award characteristics as it deems appropriate. The committee may also provide that the participant may be granted a cash award that is payable upon the vesting of the restricted shares. Generally, unless our board decides otherwise, upon a participant’s termination of employment for any reason, restricted shares that have not vested are immediately forfeited to us. When a participant terminates employment for disability, death, retirement, early retirement, or other special circumstances, the committee may waive the forfeiture requirement and other restrictions on the shares if it determines that it is in our best interests to do so. Specific provisions of a written employment agreement may provide for different treatment.

Stock Appreciation Rights. Stock appreciation rights (SARs) may be granted in conjunction with a related option, as tandem SARs, or separately as free standing SARs. SARs generally allow the participant to receive the appreciation on the fair market value of our Class A Common Stock between the date of grant and the exercise date, for the number of shares with respect to which the SAR is being exercised. Tandem SARs are generally exercisable based on certain terms and conditions of the underlying options, although the committee may grant Tandem SARs with a base price that is higher than the underlying option price. Free standing SARs are granted with a base price not less than 100% of the fair market value of our Class A Common Stock on the date of grant and are subject to terms and conditions as determined by the committee. The committee may provide that SARs be payable in cash, in shares of our Class A Common Stock, or a combination of both, and subject to any limitations or other conditions as it deems appropriate. SARs may be payable on a deferred basis only to the extent provided for in the participant’s award agreement.

Performance Units and Performance Shares. Performance units and performance shares are awards that will result in a payment to a participant only if performance goals established by the committee are achieved or the awards otherwise vest. The committee will establish, in its discretion, performance goals, which will determine the number of performance units and the value of performance shares, if any, to be paid out to participants. The committee will also set time periods of at least 12 months during which the performance goals must be met. The performance goals may be based upon the achievement of corporation-wide, divisional or individual goals, applicable securities laws or any other basis as determined by the committee. The committee will determine whether payment for performance unit and performance share awards will be made in cash, shares of our Class A Common Stock, or a combination of both. The initial value of performance units will be established by the committee by the date of grant and that of performance shares will be set at an amount equal to the fair market value of our Class A Common Stock on the date of grant. The committee may modify the performance goals as necessary to align them with our corporate objectives only if there has been a material change in our business, operations or capital or corporate structure.

Phantom Shares. A phantom share is a hypothetical share having a value based on a share of our Class A Common Stock. The committee may impose any restrictions or conditions upon the vesting of phantom share awards, and on the timing and method of delivery of consideration after the vesting of phantom share awards, as it deems appropriate. A phantom share award may be payable in cash, shares of our Class A Common Stock, or a combination of both, and may provide for the payment of dividend equivalent amounts, as determined by the committee. An award agreement granting phantom shares may contain a maximum dollar amount payable under our 2005 Incentive Award Plan, as the committee so determines.

Restricted Share Units. Restricted share unit awards may consist of grants of restricted shares, performance units or performance shares which may be payable in installments or on a deferred basis. The restricted share units will contain such terms and conditions, which may include performance goals or other criteria, as the committee deems appropriate, and may be payable in cash, shares of our Class A Common Stock, or a combination of both.

Other Share Based Awards. In addition, the committee may create other forms of awards in addition to the specific awards described in our 2005 Incentive Award Plan which may be granted alone or in tandem with other awards under this 2005 plan. The committee has complete authority to determine the persons to whom and the time or times at which such other share based awards will be granted, the number of shares of our Class A Common Stock, if any, to be granted, whether the value of the awards will be based on shares or cash, and any other terms and conditions.

Effect of a Change of Control. In the event of a reorganization constituting a merger, consolidation, liquidation, dissolution or sale of all or substantially all of our assets, or a change in control in our ownership as defined in our 2005 Incentive Award Plan, and unless otherwise provided in an award agreement or a written employment contract between our company and a plan participant, generally, our board of directors, in its discretion, will provide that the successor corporation will assume each award or replace it with a substitute award, or the awards will become exercisable or vested in whole or in part upon written notice, or the awards will be surrendered for a cash payment, or any combination of the foregoing will occur. If any participant in the 2005 Incentive Award Plan is terminated involuntarily other than for death, disability or good cause within one month before or twelve months after a change in control, the vesting of the awards will generally accelerate and become fully exercisable or unrestricted. If a participant in the 2005 Incentive Award Plan is entitled to receive payments that would qualify as excess “parachute payments” under Section 280G of the Internal Revenue Code, those payments may be reduced so that the participant is not subject to the excise tax under Section 4999 of the Internal Revenue Code if such a reduction would result in the participant’s receiving a greater after-tax payment.

Under the 2005 Plan, and unless otherwise defined in an award agreement or a written employment agreement between our company and a plan participant, a change in control means (i) a person or group (other than Mr. Samara and any entities controlled by him) becomes the beneficial owner of securities constituting 40% or more of voting power, (ii)  2/3 of our current board of directors (including any successors approved by  2/3 of our current board) cease to constitute  2/3 of the board, (iii) a merger or consolidation of our company occurs, unless after the event, 60% or more of the voting power of the combined company is beneficially owned by the same persons as immediately before the event, or (iv) our stockholders approve a plan of complete liquidation or winding-up of our company, or the sale or disposition of all or substantially all our assets.

Transferability. Awards under our 2005 Incentive Award Plan generally are not transferable other than by will or by the laws of descent of distribution, and only the participant may exercise an award during his or her lifetime.

Section 162(m) Provisions. Awards to any participant whom the committee determines to be a “covered employee” under Section 162(m) of the Internal Revenue Code may be subject to restrictions, including the establishment of performance goals, as necessary for the award to meet the requirements for performance-based compensation.

Additional Provisions. Our 2005 Incentive Award Plan will automatically terminate in 2015 unless we elect to terminate it sooner. In addition, our board of directors has the right to amend, suspend or terminate the plan at any time provided that such action does not impair any award previously granted under the plan. We will not be responsible if awards under the 2005 Incentive Award Plan result in penalties to a participant under Section 409A of the Internal Revenue Code. Amendments to the plan will be submitted for stockholder approval to the extent required by applicable law. Our board of directors is authorized to adopt special provisions for employees residing outside the United States to the extent the committee deems it advisable for compliance with foreign tax, securities and other laws.

1996 Shares Option Plan

Our predecessor’s, WorldSpace International Network Inc.’s, 1996 Shares Option Plan was approved by WIN’s board of directors and became effective in December 1996. This 1996 plan provides for the grant of non-qualified stock options at an exercise price to be determined by the board of directors or a committee thereof. Our employees and consultants, and employees and consultants of any parent or subsidiary of us, are eligible to receive awards under the 1996 Shares Option Plan.

A total of 9,375,000 shares of WIN’s Class B Common Stock were authorized for issuance under the 1996 Shares Option Plan. Under the terms of the 1996 Shares Option Plan, our board of directors or any committee of the board of directors is authorized to establish the exercise price for an award at the time of grant. The 1996 Shares Option Plan also provides that in the event that we experience a recapitalization, reorganization or stock split or dividend, the options shall be adjusted to account for the changed circumstances. Pursuant to a reorganization and recapitalization of our company in December, 2004, any options to purchase WIN’s Class B Common Stock that remained outstanding as of December 30, 2004 under the 1996 Shares Option Plan were converted at an exchange ratio of 1 to 2.25 into options to purchase our Class A Common Stock.

Options granted under the 1996 Shares Option Plan generally become vested in increments over a period of years, and no options granted under the 1996 Shares Option Plan may have a term longer than 10 years.

A terminated employee may only exercise options granted under the 1996 Shares Option Plan if the employee’s award agreement provides for post-termination exercise, and only if the termination was involuntary, but not for good cause, or voluntary, but with the consent of our board of directors.

Generally, in the event of a change in control, if the successor corporation does not assume each option or replace it with a substitute option, the vesting of the options will generally accelerate in full.

Options granted under the 1996 Shares Option Plan generally do not provide for the transferability of awards. Shares acquired pursuant to option award agreements under the 1996 Shares Option Plan generally must be offered to us for repurchase following the date of exercise, with acceptance of such offer to be made within 30 days, and we generally reserve the right of first refusal with respect to any subsequent third party offers to purchase the shares.

Prior to December 30, 2004, awards under the 1996 Shares Option Plan to acquire a total of 6.3 million shares of WIN’s Class B Common Stock were issued and outstanding at a weighted average price of $15.63 per share. As a result of the reorganization and recapitalization of the Company in December 2004, these options converted into options to acquire 14,193,141 shares of Class A Common Stock at a weighted average of $6.94 per share.

No additional options will be awarded under the 1996 Shares Option Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information with respect to the executive compensation required to be included pursuant to this Item 13 is included under caption “Certain Relationships and Related Transactions” in the 2006 Proxy Statement, and is incorporated in this Item 13 by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information with respect to the executive compensation required to be included pursuant to this Item 13 is included under caption “Auditors’ Fees and Services” in the 2006 Proxy Statement, and is incorporated in this Item 14 by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following Consolidated Financial Statements of WorldSpace, Inc. and report of independent registered public accounting firm are included in Item 8 of this Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Changes in Shareholders’ Deficit and Comprehensive Loss for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

(a)(2) The following consolidated financial statement schedule is filed as part of this report:

Schedule II—Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the SEC have been included in our Consolidated Financial Statements or the notes thereto, are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)(3) The following exhibits are either provided with this Form 10-K or are incorporated herein by reference:

Exhibit No.		Description
2.1		Agreement and Plan of Merger dated December 28, 2004, between WorldSpace, Inc., a Maryland corporation, and the Company (filed as Exhibit 2.1 to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

3.1	(a)	Certificate of Incorporation of the Company (filed as Exhibit 3.1(a) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

3.1	(b)	Certificate of Amendment to the Certificate of Incorporation of the Company (filed as Exhibit 3.1(b) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

3.1	(c)	Certificate of Amendment to the Certificate of Incorporation of the Company (filed as Exhibit 3.1(c) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

3.2		By-Laws of the Company (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

4.1		Securities Purchase Agreement dated December 30, 2004 among the Company, WorldSpace, Inc., a Maryland corporation, Highbridge International LLC, Amphora Limited, OZ Master Fund, Ltd., AG Offshore Convertibles, Ltd., AG Domestic Convertibles, L.P., Citadel Equity Fund Ltd., and Citadel Credit Trading Ltd (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

4.2		Registration Rights Agreement dated December 30, 2004 among the Company, Highbridge International LLC, Amphora Limited, OZ Master Fund, Ltd., AG Offshore Convertibles, Ltd., AG Domestic Convertibles, L.P., Citadel Equity Fund Ltd., and Citadel Credit Trading Ltd. (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

Exhibit No.		Description
4.3		Form of Notes issued under the Securities Purchase Agreement (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

4.4		Registration Rights Agreement dated July 18, 2005 between the Company and XM Satellite Radio Holdings Inc. (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

4.5		Registration Rights Agreement, dated September 12, 2005, between the Company and Alcatel Alenia Space France SAS (filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on September 30, 2005, SEC File No. 000-51466, and incorporated by reference)

10.1		Exchange Agreement dated December 29, 2004 among the Company, WorldSpace, Inc., a Maryland corporation, WorldSpace International Network Inc. and Yenura Pte. Ltd. (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.2		Loan Restructuring Agreement dated September 30, 2003 among Stonehouse Capital Ltd., WorldSpace, Inc., a Maryland corporation, WorldSpace International Network Inc. and WorldSpace Satellite Company Ltd., as amended by the First Amendment to the Loan Restructuring Agreement and Royalty Agreement dated September 28, 2004 among the same parties and the Second Amendment to the Loan Restructuring Agreement and Royalty Agreement dated December 30, 2004 among the same parties as well as the Company (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)**

10.3	(a)	Royalty Agreement dated as of September 30, 2003 among Stonehouse Capital Ltd., WorldSpace, Inc., a Maryland corporation, WorldSpace International Network Inc. and WorldSpace Satellite Company Ltd., as amended by the First Amendment to the Loan Restructuring Agreement and Royalty Agreement dated September 28, 2004 among the same parties, the Second Amendment to the Loan Restructuring Agreement and Royalty Agreement dated as of December 30, 2004 among the same parties as well as the Company and the Third Amendment to Royalty Agreement dated as of June 29, 2005 among Stonehouse Capital, Ltd., the Company and WorldSpace Satellite Company, Ltd. (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference) **

10.3	(b)	Fourth Amendment, dated as of February 28, 2006, to the Royalty Agreement dated as of September 30, 2003 among Stonehouse Capital Ltd., WorldSpace, Inc., a Maryland corporation, WorldSpace International Network Inc. and WorldSpace Satellite Company Ltd.*

10.4	(a)	Warrant Agreement, dated as of July 11, 1994 and extended May 28, 1999, between Mr. Benno A. Ammann and the Company (filed as Exhibit 10.4(a) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.4	(b)	Warrant Agreement, dated as of July 11, 1994 and extended May 28, 1999, between Mr. Ronald V. Mangravite and the Company (filed as Exhibit 10.4(b) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.4	(c)	Warrant Agreement, dated as of July 11, 1994 and extended May 28, 1999, between Mr. Wondwossen Mesfin and the Company (filed as Exhibit 10.4(c) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.4	(d)	Non-Qualified Shares Option Agreement, dated as of February 12, 1996, between Mr. Scott A. Katzmann and the Company (filed as Exhibit 10.4(d) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.4	(e)	Non-Qualified Shares Option Agreement, dated as of February 12, 1996, between Ms. Donna Lozito and the Company (filed as Exhibit 10.4(e) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

Exhibit No.		Description
10.4	(f)	Non-Qualified Shares Option Agreement, dated as of February 12, 1996, between Lindsay A. Rosenwald, M.D. and the Company (filed as Exhibit 10.4(f) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.4	(g)	Warrant Agreement, dated as of May 15, 2003, between Consultant and the Company (filed as Exhibit 10.4(g) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.4	(h)	WorldSpace, Inc. Common Stock Purchase Warrant dated as of July 18, 2005 issued to XM Satellite Radio Holdings Inc. Company (filed as Exhibit 10.4(h) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.5		Memorandum of Agreement on Settlement dated as of February 25, 2005 among WorldSpace, Inc., WorldSpace Satellite Company Ltd. and Alcatel Space (filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)**

10.6		Strategic Cooperation Agreement Between Analog Devices, Inc. and WorldSpace, Inc. for the Development and Marketing of WorldSpace-Ready Analog DSP Platforms dated November 5, 2003 (filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.7	(a)	Standard Production, Marketing and License Agreement for China WorldSpace PC Card and China WorldSpace Receiver dated August 18, 2001 between WorldSpace International Network Inc. and Xi’an Tongshi Technology Limited and Cooperation Agreement dated December 12, 2001 between WorldSpace Corporation and Xi’an Tongshi Technology Limited and Agreement dated July 20, 2005 between Xi’an Tongshi Technology Limited and WorldSpace, Inc. (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.7	(b)	Agreement, dated December 21, 2005, between the registrant and Xi’an Tongshi Technology Limited (filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on December 23, 2005, SEC File No. 000-51466, and incorporated by reference)

10.8		Supply Agreement and Standard WorldSpace Receiver Development, Production, Marketing and License Agreement, both dated December 1, 2000 between BPL Limited and WorldSpace International Network Inc. (filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.9	(a)	Cooperation Agreement on Technical and Commercial Trial Operation of WorldSpace L-Band Satellite Multimedia Services between China Telecommunications Broadcast Satellite Corp and WorldSpace Corporation dated August 8, 2000 (filed as Exhibit 10.9(a) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.9	(b)	Memorandum of Understanding Regarding Cooperation Project between China Telecommunications Broadcast Satellite Corp and WorldSpace Corporation dated August 8, 2000 (filed as Exhibit 10.9(b) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.9	(c)	Agency Agreement between China Telecommunications Broadcast Satellite Corp and WorldSpace Corporation dated August 8, 2000 (filed as Exhibit 10.9(c) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.9	(d)	Supplementary Agreement to Agreements and Other Documents Regarding Cooperation Between China Telecommunications Broadcast Satellite Corporation, Beijing, China and WorldSpace Corporation dated April 3, 2001 (filed as Exhibit 10.9(d) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

Exhibit No.	Description
10.9(e)	Agreement between China Satellite Communications Corp. and WorldSpace Corporation dated February 22, 2005 (filed as Exhibit 10.9(e) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.9(f)	Agreement between China Satellite Communications Corp. and WorldSpace, Inc. dated July 18, 2005 (filed as Exhibit 10.9(f) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.9(g)	Cooperation Agreement, dated December 20, 2005, between the Company and China Satellite Communications Corporation (filed as Exhibit 1.1 to Form 8-K of the Company filed December 27, 2005, SEC File No. 000-51466, and incorporated by reference)

10.10(a)	Executive Employment Agreement between WorldSpace, Inc. and Noah A. Samara entered into as of June 1, 2005 (filed as Exhibit 10.10(a) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)***

10.10(b)	Executive Employment Agreement between WorldSpace, Inc. and Andenet Ras-Work entered into as of June 1, 2005 (filed as Exhibit 10.10(b) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)***

10.10(c)	Executive Employment Agreement between WorldSpace, Inc. and Sridhar Ganesan entered into as of June 1, 2005 (filed as Exhibit 10.10(c) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)***

10.10(d)	Executive Employment Agreement between WorldSpace, Inc. and Donald J. Frickel entered into as of June 1, 2005 (filed as Exhibit 10.10(d) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)***

10.11(a)	WorldSpace 2005 Incentive Award Plan (filed as Exhibit 10.11(a) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)***

10.11(b)	WorldSpace 2005 Incentive Award Plan Form of Stock Option Agreement (filed as Exhibit 10.11(b) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)***

10.11(c)	WorldSpace 2005 Incentive Award Plan Form of Restricted Stock Agreement (filed as Exhibit 10.11(c) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)***

10.12	Stockholders Agreement, executed as of July 18, 2005 between WorldSpace, Inc., XM Satellite Radio Holdings Inc., Noah A Samara, TelUS Communication and Yenura Ptd. Ltd (filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.13	Satellite Radio Cooperation Agreement dated as of July 18, 2005 between WorldSpace, Inc., XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. (filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.14	Underwriting Agreement, dated August 3, 2005, among the Company, Noah A. Samara, as selling stockholder, and UBS Securities LLC, as representative of the underwriters named in Schedule A thereto (filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on August 9, 2005, SEC File No. 000-51466, and incorporated by reference).

21.1	List of Subsidiaries of the Company*

23.1	Consent of Grant Thornton LLP*

31.1	Certification of the Chief Executive Officer of WorldSpace, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*

Exhibit No.	Description

31.2	Certification of the Chief Financial Officer of WorldSpace, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*

32.1	Certification of the Chief Executive Officer of WorldSpace, Inc. pursuant to Section 906 of Sarbanes-Oxley Act of 2002*

32.2	Certification of the Chief Financial Officer of WorldSpace, Inc. pursuant to Section 906 of Sarbanes-Oxley Act of 2002*

*	Filed herewith
**	Confidential treatment
***	Management contract

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLDSPACE, INC.

By:	/S/ NOAH A. SAMARA
Noah A. Samara Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2006.

/S/ NOAH A. SAMARA Noah A. Samara	Chairman of the Board, Chief Executive Officer and President (Chief Executive Officer)

/S/ SRIDHAR GANESAN Sridhar Ganesan	Executive Vice President—Chief Financial Officer (Chief Financial Officer)

/S/ VINCENT LOIACONO Vincent Loiacono	Senior Vice President (Chief Accounting Officer)

/S/ KASSAHUN KEBEDE Kassahun Kebede	Director

/S/ JACK F. KEMP Jack F. Kemp	Director

/S/ JAMES R. LARAMIE James R. Laramie	Director

/S/ CHARLES MCC. MATHIAS Charles McC. Mathias	Director

/S/ MICHAEL NOBEL Michael Nobel	Director

/S/ GARY M. PARSONS Gary M. Parsons	Director

/S/ WILLIAM SCHNEIDER, JR. William Schneider, Jr.	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Shareholders of WorldSpace, Inc.

We have audited the accompanying consolidated balance sheets of WorldSpace, Inc., (the Company) (a Delaware corporation) as of December 31, 2005 and 2004, and the related consolidated statements of operations, consolidated statements of changes in stockholders’ deficit and comprehensive loss, and consolidated statements of cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as whole.

/s/  Grant Thornton LLP

Vienna, Virginia

March 28, 2006

Consolidated Balance Sheets

	December 31,
	2005	2004
	(in thousands)
Assets
Current Assets
Cash and cash equivalents	$36,925	$154,362
Marketable securities	239,048	—
Accounts receivable, net	3,000	1,738
Prepaid expenses	4,486	2,240
Inventory, net	4,922	1,154
Other current assets	2,370	1,190

Total Current Assets	290,751	160,684
Restricted Cash and Investments	4,588	1,775
Property and Equipment, net	16,811	11,431
Satellites and Related Systems, net	397,463	459,426
Deferred Financing Costs, net	13,667	14,724
Investments in Affiliates and Other Assets	1,207	1,047

Total Assets	$724,487	$649,087

Liabilities and Shareholders’ Deficit
Current Liabilities
Accounts payable	$19,631	$54,496
Accrued expenses	14,407	14,380
Income taxes payable	20,000	20,000
Accrued purchase commitment	11,954	13,258
Accrued interest	1,953	10,801
Deferred tax liability	1,998	1,403

Total Current Liabilities	69,943	114,338
Long-term Debt	155,000	155,000
Deferred Tax Liability	175,566	245,869
Other Liabilities	2,256	9,111
Contingent Royalty Obligation	1,814,175	1,814,175

Total Liabilities	2,216,940	2,338,493

Commitments and Contingencies	—	—
Shareholders’ Deficit
Preferred Stock, $.01 par value; 25,000,000 shares authorized; no shares issued and outstanding as of December 31, 2004 and 2003	—	—
Class A Common stock, $.01 par value; 100,000,000 shares authorized; 19,365,332 and 2,797,368 shares issued and outstanding as of December 31, 2005 and 2004	194	28
Class B Common stock, $.01 par value; 75,000,000 shares authorized; 17,426,443 and 20,413,949 shares issued and outstanding as of December 31, 2005 and 2004	174	204
Additional paid-in capital	717,718	425,247
Deferred compensation	(16,621)	(1,085)
Accumulated other comprehensive loss	(609)	(354)
Accumulated deficit	(2,193,309)	(2,113,446)

Total Shareholders’ Deficit	(1,492,453)	(1,689,406)

Total Liabilities and Shareholders’ Deficit	$724,487	$649,087

See accompanying notes to consolidated financial statements

Consolidated Statements of Operations

	Years ended December 31,
	2005	2004	2003
	(in thousands, except share information)
Revenue
Subscription revenue	$3,690	$1,038	$226
Equipment revenue	2,822	2,091	5,558
Other revenue	5,148	5,452	7,290

Total Revenue	11,660	8,581	13,074
Operating Expenses
Cost of Services (excludes depreciation shown separately below)
Satellite and transmission, programming and other	18,061	12,292	18,628
Cost of equipment	6,725	2,385	4,313
Research and development	1,040	—	64
Selling, general and administrative	62,002	32,765	33,425
Stock-based compensation(1)	25,161	90,323	3,528
Depreciation and amortization	61,636	61,183	60,909

Total Operating Expenses	174,625	198,948	120,867

Loss from Operations	(162,965)	(190,367)	(107,793)
Other Income (Expense)
Gain on extinguishment of debt	14,130	—	—
Interest income	6,596	431	542
Interest expense	(9,884)	(119,302)	(108,371)
Other income (expense)	2,600	(877)	(2,089)

Total Other Income (Expense)	13,442	(119,748)	(109,918)

Loss Before Income Taxes	(149,523)	(310,115)	(217,711)
Income Tax Benefit (Provision)	69,660	(267,272)	—

Net Loss	$(79,863)	$(577,387)	$(217,711)

Net Loss per Share—basic and diluted	$(2.77)	$(99.00)	$(37.64)

Weighted Average Number of Shares Outstanding	28,828,958	5,832,612	5,784,868

(1) Allocation of stock based compensation to operating expenses
Satellite, transaction programming and other	$302	$4,668	$50
Selling, general and administrative	24,859	85,655	3,478

	$25,161	$90,323	$3,528

See accompanying notes to consolidated financial statements

Consolidated Statements of Changes in Shareholders’ Deficit and Comprehensive Loss

Years ended December 31, 2005, 2004 and 2003

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total	Comprehensive Loss
	Shares	Amount	Shares	Amount
	(in thousands, except share information)
Balance, December 31, 2002	5,784,868	58	—	—	81,324	(8,415)	(2,051)	(1,318,348)	(1,247,432)
Employee stock-based compensation	—	—	—	—	(294)	3,822	—	—	3,528	—
Foreign currency translation adjustment	—	—	—	—	—	—	1,105	—	1,105	1,105
Net loss	—	—	—	—	—	—	—	(217,711)	(217,711)	(217,711)

Comprehensive loss										(216,606)

Balance, December 31, 2003	5,784,868	58	—	—	81,030	(4,593)	(946)	(1,536,059)	(1,460,510)
Conversion of common stock	(2,987,500)	(30)	2,987,500	30	—	—	—	—	—	—
Issuance of common stock	—	—	6	—	—	—	—	—	—	—
Debt conversion	—	—	17,426,443	174	255,343	—	—	—	255,517	—
Warrants issued to consultant	—	—	—	—	2,059	—	—	—	2,059	—
Employee stock-based compensation	—	—	—	—	86,815	3,508	—	—	90,323	—
Foreign currency translation adjustment	—	—	—	—	—	—	592	—	592	592
Net loss	—	—	—	—	—	—	—	(577,387)	(577,387)	(577,387)

Comprehensive loss										(576,795)

Balance, December 31, 2004	2,797,368	$28	20,413,949	$204	$425,247	$(1,085)	$(354)	$(2,113,446)	$(1,689,406)
Conversion of common stock	2,987,506	30	(2,987,506)	(30)	—	—	—	—	—
IPO proceeds	11,500,000	115	—	—	220,748	—	—	—	220,863
XM Satellite radio private placement	1,562,500	16	—	—	22,441	—	—	—	22,457
Debt conversion	333,333	3	—	—	6,997	—	—	—	7,000
Warrants issued to consultant	—	—	—	—	393	—	—	—	393
Employee stock-based compensation	—	—	—	—	40,698	(15,536)	—	—	25,162
Employee stock option exercises	184,625	2	—	—	1,149	—	—	—	1,151
Investment in subsidiaries	—	—	—	—	45	—	—	—	45
Foreign currency translation adjustment	—	—	—	—	—	—	(255)	—	(255)	(255)
Net loss	—	—	—	—	—	—	—	(79,863)	(79,863)	(79,863)

Comprehensive loss										(80,118)

Balance, December 31, 2005	19,365,332	$194	17,426,443	$174	$717,718	$(16,621)	$(609)	$(2,193,309)	$(1,492,453)

See accompanying notes to consolidated financial statements

Consolidat ed Statements of Cash Flows

	Years ended December 31,
	2005	2004	2003
	(in thousands)
Cash Flows from Operating Activities
Net loss	$(79,863)	$(577,387)	$(217,711)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	61,636	61,183	60,909
Gain on extinguishment debt	(14,130)	—	—
Amortization of deferred financing costs	1,057	4,034	4,034
Amortization of debt discount	—	26,932	26,932
Adjustment to cost basis of satellite & related systems	5,750	—	—
Accrued interest	1,557	86,690	77,341
Stock-based compensation	25,161	90,323	3,528
Allowance for doubtful account receivable	721	808	828
Loss on inventory write-off	863	322	4,797
Loss on disposition of assets	6,286	639	—
Deferred tax expense (benefit)	(69,708)	247,272	—
Other	(415)	—	—
Changes in assets and liabilities:
Accounts receivable and other assets	(10,040)	3,533	531
Accounts payable and accrued expenses	(24,113)	17,841	10,134
Income taxes payable	—	20,000	—
Other liabilities	(8,159)	(28)	1,005

Net Cash Used in Operating Activities	(103,397)	(17,838)	(27,672)

Cash Flows from Investing Activities
Purchase of property and equipment	(14,365)	(444)	(1,033)
Purchase of satellite and related systems	(2,724)	—	(5)
Purchase of marketable securities	(655,843)	—	—
Sales/maturities of marketable securities	416,795	—	—

Net Cash Used in Investing Activities	(256,137)	(444)	(1,038)

Cash Flows from Financing Activities
Proceeds from the issuance of convertible debt, net of issuance costs	—	142,335	—
Proceeds from short-term borrowings and notes payable	—	26,525	—
Proceeds from the issuance of long-term debt	—	—	27,485
Proceeds from the sale of common stock	268,090	—	—
Costs incurred for the sale of common stock	(23,180)	—	—
Decrease (increase) in restricted cash, net	(2,813)	2,044	177

Net Cash Provided by Financing Activities	242,097	170,904	27,662

Net Increase (Decrease) in Cash and Cash Equivalents	(117,437)	152,622	(1,048)
Cash and Cash Equivalents, beginning of year	154,362	1,740	2,788

Cash and Cash Equivalents, end of year	$36,925	$154,362	$1,740

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$5,884	$—	$—
Cash paid for income taxes	$—	$—	$—

See accompanying notes to consolidated financial statements

NOTES TO CONSOL IDATED FINANCIAL STATEMENTS

NOTE A—ORGANIZATION AND LIQUIDITY

WorldSpace, Inc. (WSI) was organized on July 29, 1990, and incorporated in the State of Maryland on November 5, 1990. WorldSpace, Inc. and Subsidiaries (the Company) is engaged in the design, development, construction, deployment and financing of a satellite-based radio and data broadcasting service, which serve areas of the world where traditional broadcast media or internet services are limited. The Company, which operates in 10 countries, has one satellite in orbit over Africa (accepted for service in 1999) and another over Asia (accepted for service in 2000). The Company has a completed third satellite currently in storage at EADS Astrium’s facilities in France. This satellite can be used to replace either of the Company’s two operational satellites or modified and launched to provide DARS in Western Europe.

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

Adequate liquidity and capital are critical to the Company’s ability to continue as a going concern. As shown in the accompanying financial statements, the Company incurred a substantial net loss of $80 million and $577 million for the fiscal year ended 2005 and 2004, respectively and has an accumulated deficit as of December 31, 2005 and 2004 of $2,193 million and $2,113 million, respectively. The Company’s continued existence is dependent upon the Company’s ability to successfully introduce and market its satellite-based radio and data broadcasting services. In a series of related transactions occurring on December 31, 2004, the Company converted approximately $256 million in long-term debt and accrued interest to equity. The Company also raised $155 million in exchange for the issuance of convertible promissory notes and restructured $1,814 million in debt, net of debt discount and deferred financing costs. These transactions are described further in Note C. The cash and marketable securities on hand at December 31, 2005 and 2004 were $276 million and $154 million, respectively. The cash as of December 31, 2005 consisted mainly of proceeds from the issuance of the common stock through an IPO and a private placement. These transactions are described further in Note D—Common Stock. The cash as of December 31, 2004 consisted mainly of proceeds from the issuance of convertible debt. These proceeds, net of transaction expenses, will be used to fund marketing, subscriber management, content development, capital expenditures (including the roll-out of terrestrial repeater networks), and working capital needs to support the growth of its subscriber base in India and to provide developmental funding in additional markets. The Company believes that its existing capital resources will be adequate to fund projected operations through at least December 31, 2006 based on projections of subscriber growth, other revenue and planned spending levels. The Company is subject to certain business risks associated with operating a satellite-based broadcasting company including, but not limited to, in-orbit failures, regulatory compliance, and additional challenges such as developing successful satellite receiver and subscription sales programs adequate to fund operations, developing program content acceptable to and desired by its target audiences and assuring the availability of appropriate levels of satellite radio receivers. There can be no assurances as to when, or if, the Company will be successful in meeting these challenges, some of which are not under its control.

Note B—Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of WorldSpace, Inc. and its majority and wholly-owned controlled subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). The equity method of accounting is used to account for investments in enterprises over which the Company has significant influence, but of which it has less than 50 percent ownership. All significant intercompany transactions and balances have been eliminated in consolidation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Use of Estimates

The preparation of consolidated financial statements which conform to accounting principles generally accepted in the United States of America requires that management make estimates and assumptions relating to the amounts of assets and liabilities reported and the contingent assets and liabilities disclosed as of the date of the financial statements. Estimates and assumptions must also be made concerning the amounts of revenues and expenses reported in the financial statements. Actual results may differ from management’s estimates.

Revenue Recognition

Revenue from the Company’s principal activities, subscription audio services and capacity leasing, is recognized as the services are provided. Revenue from subscribers, which is generally billed in advance, consists of fixed charges for service, which are recognized as the service is provided, and non-refundable activation fees are recognized ratably over the estimated term of the subscriber relationship. Direct activation costs are expensed as incurred. Advertising revenue is recognized in the period in which the spot announcement is broadcast. Revenue from the sale of satellite radio receivers is recognized when the product is shipped. Promotions and Discounts are treated as an offset to revenue during the period of promotion. Sales incentives, consisting of discounts to subscribers, offset earned revenue. The Company’s current policy is not to accept product returns, but if in the future, the Company were to accept product returns that are not covered under the manufacturers warranty, a sales return allowance will be established based on the guidance provided under Statement of Financial Accounting Standards (SFAS) No. 48. “Revenue Recognition When a Right of Return Exists” and Staff Accounting Bulletin, Topic 13A-4b.

Accounts Receivable

The Company records accounts receivable at the invoiced amount. The Company provides for an allowance for doubtful accounts equal to the estimated uncollectible receivables. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. The Company has recorded an allowance for doubtful accounts of $1,475,000 and $2,530,000 at December 31, 2005 and 2004, respectively.

Foreign Currency Translation

Assets and liabilities were translated into U.S. dollars at the exchange rates in effect as of the respective balance sheet dates. Revenues and expenses were translated into U.S. dollars at the average exchange rates in effect during the periods reported. Translation adjustments have been reported as a component of accumulated other comprehensive loss in the accompanying consolidated statements of changes in shareholders’ deficit and comprehensive loss.

Comprehensive Income and Loss

In accordance with the requirements of SFAS No. 130, Reporting Comprehensive Income, the Company reports the net effects of foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities as comprehensive income or loss, and reflects the accumulated balance as a component of shareholders’ deficit in the accompanying consolidated financial statements.

Marketable Securities

The Company accounts for marketable securities in accordance with the provisions of SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company has determined that all of its investments are marketable securities to be classified as “Held-to-Maturity”. Held-to-Maturity securities are recorded at amortized cost. The amortized cost of debt securities is adjusted for amortization of premiums and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accretion of discounts to maturity. Such amortization is included in the “Interest income” line item on the accompanying consolidated statements of operations. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as held-to-maturity are included in the “Interest income” line item on the consolidated statements of operations.

We invest in highly-liquid, short-term marketable securities. As of December 31, 2005 the weighted average maturity of the marketable securities portfolio was 19 days. The unrealized gains/losses on the marketable securities, if accounted, would be reported in the stockholders’ equity in the accompanying consolidated balance sheets under the caption “Accumulated Other Comprehensive Income” to an extent of approximately $47,000.

The following table illustrates our holdings of marketable securities as of December 31, 2005 and 2004 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Market Value
Corporate bonds and notes	$79,748	$—	$(47)	$79,701
States of the United States and Political Sub-divisions of the states (States and Counties)	159,300	—	—	159,300

Marketable securities	$239,048	$—	$(47)	$239,001

No comparative disclosure is made for marketable securities for 2004 as the company started investing in marketable securities in fiscal year 2005.

Fair Value of Financial Instruments

The financial instruments included in the accompanying consolidated balance sheets consist of cash and cash equivalents, short-term investments, marketable securities, restricted cash and investments, accounts receivable, accounts payable, short- and long-term debt, dividends payable, and royalty obligation. The recorded values of cash and cash equivalents, short-term investments, marketable securities, restricted cash and investments, accounts receivable, accounts payable, dividends payable, and short-term debt approximate their fair values based on their short-term nature. Management is unable to estimate the fair value of convertible notes and royalty obligation due to the unique features of these arrangements (see Note C—Debt).

Cash and Cash Equivalents

All liquid investments, defined as having initial maturities of three months or less, have been classified as cash equivalents. Cash equivalents, as of December 31, 2005 and 2004, consisted primarily of demand deposits and money market instruments. Cash balances in individual banks exceed insurable amounts.

Restricted Cash and Investments

Cash and investments that are deposited with a lessor or committed to support letters-of-credit issued pursuant to trade and lease agreements have been classified as restricted cash and investments in the accompanying consolidated balance sheets.

Inventories

Inventories are stated at the lower of cost or market value using the first in, first out (FIFO) method of accounting. Inventories primarily consist of satellite radio receivers manufactured to the Company’s specifications

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

by independent third parties. Provisions in the amount of $983,000 and $322,000 have been recognized for the twelve months ended December 31, 2005 and 2004, respectively, to reduce excess or obsolete inventories to their estimated net realizable value. The Company periodically evaluates inventory levels on hand as to potential obsolescence based on current and future selling prices. The Company capitalized certain costs related to the development of new receiver models in the year ended December 31, 2005 to an extent of $361,000.

Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2005	2004
Computers and equipment	$17,598	$16,960
Furniture and fixtures	3,215	4,784
Leasehold improvements	18,724	22,094

	39,537	43,838
Less: accumulated depreciation and amortization	(22,726)	(32,407)

	$16,811	$11,431

Property and equipment is stated at cost, net of accumulated depreciation and amortization, which is computed using the straight-line method over the estimated useful lives of the related assets. Estimated useful lives are as follows:

Furniture, fixtures, equipment and other	2-7 Years
Broadcast studio equipment	3-8 Years
Leasehold improvements	15 Years
Computers and Equipment	5 Years
Computer Software	5 Years

The Company applied the guidance provided under Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The Company capitalized the costs during the “application development stage” related to the Company-wide implementation of an “Enterprise Resource Planning” application after the Company authorized the funding for such purpose. The capitalized costs include external direct costs of materials and services consumed during the implementation. For the period ended December 31, 2005, the costs associated with this implementation were approximately $1,065,000, and are included in “Computers and equipment”.

Satellites and Related Systems

Satellites and related systems consisted of the following (in thousands):

	December 31,
	2005	2004
Satellites	$603,568	$471,972
Ground segment	81,472	81,363
Satellites and related systems under construction	50,301	188,330

	735,341	741,665
Less: accumulated depreciation and amortization	(337,878)	(282,239)

	$397,463	$459,426

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Expenditures relating to the development and construction of satellites and related systems consist of satellite design, manufacture, launch, launch insurance, and ground system design and construction. Interest costs related to financing satellites and related systems under construction are capitalized and included in the costs of construction. There was no interest capitalized during the twelve month periods ended December 31, 2005 and 2004. Estimated lives of satellites and related systems are as follows:

Satellite telemetry, tracking and control facilities	3-15 Years
Terrestrial repeater network	5-15 Years
Satellite system	10 Years

The AfriStar satellite was launched in October 1998 and accepted in April 1999. The AsiaStar satellite was launched in March 2000 and accepted in July 2000. A third satellite was delivered on the ground and accepted in January 2001. This third satellite, which can be used to replace either of the Company’s two operational satellites, may also be modified and launched to provide DARS in Western Europe. Title for the third satellite passed to the Company in March, 2005 and construction costs totaling approximately $132 million including capitalized interest were reclassified from satellites and related systems under construction to satellites. The third satellite has not yet been placed in service. A fourth satellite, for which the long lead parts have been procured and partially assembled, is currently maintained in storage at the manufacturer’s facility in Toulouse, France.

As required by Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, the Company reviews the carrying values of its long-lived assets for impairment whenever current events or changes in circumstances indicate that the carrying values of its long-lived assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company has not recorded any impairment charge due to its forecasted cash flows, which are sufficient to recover the system assets. However, should the Company reduce or fail to meet its forecasted cash flows, or reduce the estimated useful lives of the satellites, it may be required to record an impairment, which may be substantial, at that time.

During 2004, the company recorded a loss related to the disposal of $3.6 million of certain ground system assets. This included $3.0 million for a defective battery for its third satellite and $0.6 million for excess and obsolete spare parts. During 2005, the Company recorded a $3.0 million loss for a defective battery for its fourth satellite. The write-off is included in depreciation expense in the accompanying consolidated statement of operations as of December 31, 2005 and 2004. In the first quarter of 2003, the Company filed a notice of loss relating to a progressive degradation problem with the solar array output power of its AfriStar satellite which Management withdrew in April 2005. The amount of the claim was $6,527,800. The aggregate sum insured at that time in the event of the total or constructive total loss of the satellite was $200 million. Based upon discussions with the insurance carriers and further evaluation of this matter, management determined it was not in the best interest of the Company to pursue recovery further and withdrew this claim during the first quarter of 2005. The Company has determined that the satellite will continue to function through the end of its estimated useful life; therefore, no adjustment has been made to its useful life. The Company will continue to monitor this situation carefully with the aid of the satellite manufacturer, and may adjust the estimated useful life of this satellite based on future information. Management believes its remaining investment in long lived assets is fully recoverable and no further adjustment for impairment is warranted. However, due to events and circumstances not necessarily under the Company’s control, such as changes in technology, regulatory actions, the availability of financing sufficient to enable the execution of management’s business plan, and the competitive environment, it is possible that material reductions in the carrying value of long-lived assets may be required in the future.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prepaid or Deferred Rent Expense

It is the Company’s policy to allocate the total cost of leasing space, including rent abatements and fixed or scheduled increases in rent, over the life of the lease on a straight-line basis in accordance with the provisions of SFAS 13, “Accounting for Leases”. Differences between rent expense recognized and rent paid are carried in the balance sheet as prepaid or deferred rent.

Accounts Payable and Accrued Expenses

Our accounts payable and accrued expenses consist of the following (in thousands):

	2005	2004
Accounts payable—trade	$8,675	$22,699
A/P- Alcatel and related	2,000	25,902
A/P- other	8,956	5,896
Accrued payroll related costs	3,812	1,724
Other current liabilities	6,011	6,435
Accrued expenses—other	4,584	6,220

Total accounts payable and accrued expenses	$34,038	$68,876

Deferred Financing Costs

Costs incurred in raising debt are deferred and amortized as interest expense over the term of the related debt. Unamortized deferred financing costs associated with the restructured debt were reclassified as a reduction of the carrying value of the restructured debt as described in Note C—Debt. Amortization of deferred financing costs was $1.5 million, $4.0 million and $4.0 million for the years ended December 31, 2005, 2004 and 2003, respectively. Accumulated amortization of deferred financing costs was $1.5 million and $0 at December 31, 2005 and 2004, respectively. The Company recorded $15.2 million in deferred financing costs associated with the convertible note financing on the accompanying balance sheet at December 31, 2005.

Stock-based Compensation

At December 31, 2005, the Company has a stock-based employee compensation plan. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company has adopted the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123. The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	December 31,
	2005	2004	2003
Net loss as reported (in thousands)	$(79,863)	$(577,387)	$(217,711)
Add: stock-based employee compensation expense included in reported net loss	25,161	90,323	3,528
Deduct: total stock-based employee compensation expense determined under fair value-based method for all awards	(25,259)	(137,620)	(34,014)

Proforma net loss	$(79,961)	$(624,884)	$(248,197)

Net loss per share as reported—basic and diluted	$(2.77)	$(99.00)	$(37.64)
Proforma net loss per share—basic and diluted	$(2.77)	$(107.10)	$(42.91)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additionally, the Company issued 187,500 warrants to a consultant during 2003 in exchange for investment banking services received. The warrants have an exercise price of $1.60 per share and a contractual period of 10 years. Following the successful completion of the Company’s December 31, 2004 convertible note financing, 156,250 of the warrants vested and became exercisable. The remaining 31,250 warrants vested and became exercisable following the SEC declared effectiveness of the Company’s initial public offering on August 3, 2005 (See Note D—Common Stock). The fair value of the warrants on December 31, 2005, as determined by the Black-Scholes option pricing model, was $2.5 million and is recorded in deferred financing costs in the accompanying balance sheets, as these costs were direct and incremental to the financing.

In accordance with SFAS No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”) and the Securities and Exchange Commission’s rule amending the compliance dates of SFAS No. 123R, we will begin to recognize compensation expense for equity-based compensation using the fair value method in 2006, as discussed under the “Recent Accounting Pronouncements” section.

2005 Incentive Award Plan

On July 7, 2005, the Company’s shareholders approved the 2005 Incentive Award Plan (‘The Plan’). The Plan provides for the grant of up to 5,625,000 shares of our Class A Common Stock for stock based awards to employees, consultants and directors of the Company and its subsidiaries and affiliates. The Company granted employees restricted stock awards. The stock award program offers employees the opportunity to earn shares of our stock over time, rather than options that give employees the right to buy stock at a pre-determined price. During 2005, the Company issued approximately 1.9 million restricted stock awards/units to its employees. These stock units have vesting periods ranging between one and three years. The Company recorded deferred stock compensation of $40.7 million of which an expense of $24.0 million was recorded for the year ended December 31, 2005.

The Company also granted 39,485 non-qualified stock options to its employees under this plan. These stock options have a vesting period of three years. The Company used the following assumptions to arrive at the fair value of stock based compensation for the purposes of reporting requirements:

2005
Expected volatility	100%
Weighted-average volatility	100%
Expected dividends	0%
Risk-free rate	4.20%
Weighted-average expected term	3 years

The adoption of the fair value recognition provisions in accordance with SFAS No. 123 (Revised 2004), Share Based Payment (SFAS 123R) and the Securities and Exchange Commission’s rule amending the compliance dates of SFAS 123R will depend on the Company’s granting of stock-based awards in the future.

Research and Development Costs

Research and development costs and costs associated with the Company’s third-party product development agreements are charged to expense as incurred.

Advertising

Advertising costs are charged to expense as incurred, and are included in general and administrative expenses. The Company incurred advertising expense of $12.6 million, $1.6 million and $363,000 for the years ending December 31, 2005, 2004 and 2003, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities, the financial reporting amounts at each year-end, and operating loss carryforwards, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Goodwill and Other Intangible Assets—Adoption of SFAS No. 142

SFAS No. 142, Goodwill and Other Intangible Assets, which became effective beginning in 2002, provides that goodwill, as well as identifiable intangible assets with indefinite lives, should not be amortized, but instead be reviewed annually (or more frequently if impairment indicators arise) for impairment. Intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. Accordingly, with the adoption of SFAS No. 142 in 2002, the Company discontinued the amortization of goodwill and indefinite-lived intangibles.

Net Loss Per Share

The Company calculates basic and diluted loss per share in accordance with SFAS 128, “Earnings Per Share.” Basic loss per share is computed by dividing net loss by the weighted-average number of outstanding shares of common stock. Diluted loss per share is computed by dividing net loss by the weighted-average number of shares adjusted for the potential dilution that could occur if stock options, warrants and other convertible securities were exercised or converted into common stock.

For the years ended December 31, 2005, 2004 and 2003, options, warrants and other convertible securities to purchase 32.7, 29.6 and 16.0 million shares of common stock, respectively, were outstanding, but not included in the computation of diluted earnings per share, because the effect would have been anti-dilutive.

Recent Accounting Pronouncements

In December 2004, the FASB issued revised SFAS No. 123R, Share-Based Payment. SFAS No. 123R sets accounting requirements for share-based compensation to employees and requires companies to recognize, in the income statement, the grant-date fair value of stock options and other equity-based compensation. The impact of adoption of the fair value recognition provisions in accordance with SFAS No. 123R and the Securities and Exchange Commission’s rule amending the compliance dates of SFAS 123R will depend on the Company’s granting of stock-based awards in the future.

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

Concentration of Credit Risk

In the years ended December 31, 2005, 2004 and 2003, the Company had revenue from the U.S. government of approximately $1.8 million, $1.7 million and $5.5 million, representing, 15.4 percent, 19.8 percent and 42.1 percent of total revenue, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reclassifications

Certain prior-year amounts have been reclassified to conform to the current-year consolidated financial statement presentation.

NOTE C—DEBT

Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31,
	2005	2004
Convertible promissory notes	$155,000	$155,000
Less: current maturities	—	—

	$155,000	$155,000

Convertible Debt Financing and Debt Restructuring

On September 30, 2003, the Company concluded definitive agreements (the Restructuring Agreements) with a lender to restructure $1,553 million in notes payable and advances. The executed Restructuring Agreements were placed in escrow until the Company met certain conditions, the principal condition being the raising of $50 million from one or more parties unrelated to the Company’s equity and debt holders within one year of the signing of the Restructuring agreements. On September 28, 2004 the Restructuring Agreements were amended to provide the Company until March 31, 2005 to meet the conditions precedent for the restructuring. On December 31, 2004, the Restructuring Agreements were released from escrow and became effective pursuant to the Company raising net $142 million ($155 million, less $13 million in issuance costs) by issuing $155 million of 5 percent convertible promissory notes to several investors.

The convertible promissory notes mature on December 31, 2014, and are convertible into reserved Class A shares of the Company’s common stock at the lesser of $13.52 per share or 90 percent of the price of an initial public offering (IPO) common share, subject to certain adjustments as defined in the promissory note agreements. In accordance with Emerging Issues Task Force 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” the Company may record additional interest expense upon conversion of the debt. Interest payments are due quarterly beginning on March 31, 2005 or may be added to the principal balance outstanding, at the option of the Company. For the year ended December 31, 2005, a total interest of $7.8 million in interest expense was recorded of which $1.9 million was accrued related to this convertible debt. The related registration rights agreement also provides that beginning 180 days after an IPO of the Company’s common stock, the investors have the right to demand that the Company file up to three registration statements with the Securities and Exchange Commission (SEC) at any time during the period defined in the related registration rights agreement, in order to sell some or all of the Class A Common Stock received upon any conversion of the convertible promissory notes. If a registration statement is not filed by the Company with the SEC by the applicable deadline, a penalty of 1 percent of the aggregate purchase price of the promissory notes will be imposed. If the filing still has not been made within 30 days of the applicable deadline, an additional penalty of 2 percent of the aggregate purchase price of the promissory notes will be imposed then and on every 30th day thereafter. After three years following the effective date of the issuance of the convertible promissory notes, the investors may require the Company to redeem the unpaid principal and accrued interest.

Under the Restructuring Agreements, the ongoing obligations of the Company to the lender were set forth in a separate Royalty Arrangement (Royalty Agreement), under which the Company is required to pay the lender 10 percent of earnings before interest, taxes, depreciation, and amortization, if any, for each year through 2015 in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

exchange for the lender releasing all claims. The Company is subject to certain covenants regarding the disposition of assets, liquidation of the Company, reporting, and distributions or payments to certain of the current shareholders. The Royalty Agreement also requires the Company to have a segregated reserve, to be funded each quarter in any year in which payment under the Royalty Agreement is projected, at the rate of 25 percent of the estimated annual payment. In addition, 80 percent of the annual payment is required to be made within 60 days after year-end, and the remaining portion within 180 days following year-end. Even though management is satisfied that the debt may not be reinstated, in accordance with SFAS No. 15, Accounting by Debtors and Creditors for Trouble Debt Restructuring, the debt restructuring is not considered an extinguishment of debt because the future payments under the agreement are indeterminate. Accordingly, the carrying value of the debt and accrued interest of $1,814 million has been reclassified as a contingent royalty obligation on the accompanying balance sheet at December 31, 2005 and 2004. The obligation will be reduced by the future payments made under the Royalty Agreement and will remain on the Company’s balance sheet until 2015; the last year payment under the Royalty Agreement is required.

Conversion of Debt to Equity

As of December 31, 2003, the Company had issued convertible promissory notes to Yenura, a related entity controlled by the Chief Executive Officer of the Company, in exchange for $94 million in working capital advances dating back to 2002. During 2004, Yenura made additional advances of $25 million and received additional convertible promissory notes.

In connection with the convertible debt financing and restructuring, the Company converted $256 million in debt, consisting of $119 million of convertible promissory notes issued to Yenura, $7 million of short-term notes and $66 million of convertible promissory notes acquired by Yenura, and accrued interest of $64 million, to 17,426,443 shares of the Company’s Class B Common Stock. The Company determined the number of shares to issue based on the conversion price stated in the promissory notes or based upon a negotiated conversion rate.

Line-of-Credit

On October 3, 2002, WorldSpace India Private Limited, a wholly owned subsidiary of the Company, entered into a $1,000,000 line-of-credit agreement in order to purchase inventory. The Company and four directors of WorldSpace India Private Limited have guaranteed the debt. Substantially the entire inventory serves as collateral under the agreement. As of December 31, 2005 and 2004, $0 and $229,000 respectively, was outstanding on the line-of-credit and the amount is included under “Accounts Payable” section in the accompanying balance sheets as of December 31, 2005 and 2004.

The Line-of-Credit expires on February 13, 2006 and the Company has decided not to renew the line-of-credit due to favorable cash position.

NOTE D—COMMON STOCK

During December 2004, upon incorporation in Delaware the Company’s Board of Directors authorized the issuance of Class A and Class B Common Stock. The Company converted 2,987,506 shares of common stock held, directly or indirectly, by the Company’s CEO to Class B Common Stock and the remaining 2,797,368 shares of outstanding common stock converted to Class A Common Stock.

On December 31, 2004, Yenura, which is controlled by Mr. Samara, was issued 17,426,443 shares of Class B Common Stock in exchange for the assumption and cancellation of debt as described in Note C—Debt.

Rights and Privileges of Common Stock

As provided in the Company’s certificate of incorporation, holders of shares of Class A and Class B Common Stock are entitled to vote as one class on all corporate matters with the exception of amendments to the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Certificate of Incorporation that relate solely to the terms of one or more series of outstanding preferred stock. As of December 31, 2004, no preferred stock was issued or outstanding.

The authorized, issued and outstanding shares of Class B Common Stock automatically convert into shares of Class A Common Stock upon the earlier of (i) July 1, 2016 or (ii) the date the final royalty payment is made under the terms of the Royalty Agreement, as further described in Note C—Debt. Shareholders of Class A and Class B stock are entitled to receive ratably any dividends, as and when declared by the Board of Directors, subject to any preferential right of preferred shareholders and provided, however, that the Class B Shareholders are only entitled to dividends if annual payments required under the Company’s Royalty Agreement described in Note C—Debt have been paid in full.

In the event of any distribution of assets upon a liquidation, dissolution or winding up of the Company, Class A and Class B shareholders, subject to rights granted to preferred shareholders, are entitled to receive equally and ratably any assets available for distribution after the payment of all debts and other liabilities of the Company, provided, however, that Class B Shareholders may be required, at the lender’s option, to pay a scale-down fee under the Royalty Agreement equal to 60% of the liquidation distribution. The initial scale-down fee percentage would be applicable until the first $50 million in payments is made by the Company in royalty payments. Each additional $50 million in royalty payments made by the Company would reduce the scale-down fee percentage by 10%.

Class A Common Stock

On June 23, 2005, the Company’s Board of Directors approved a proposed amendment to the Company’s Certificate of Incorporation increasing authorized Class A shares to 200 million on a post-split basis. On July 7, 2005, the proposed amendment received shareholder approval.

Reverse Stock Split

On June 23, 2005, the Company’s Board of Directors also approved a proposed amendment to the Company’s Certificate of Incorporation, effecting a 1.6 to 1.0 reverse stock split in the Company’s outstanding Class A and Class B common stock. On July 7, 2005, the proposed amendment received shareholder approval. As a result of the reverse stock split, per share amounts have been adjusted.

XM Satellite Radio Transaction

On July 18, 2005, the Company issued to XM 1,562,500 shares of Class A common stock for an aggregate purchase price of $25 million. The Company also issued to XM a warrant to purchase an aggregate number of shares of Class A common stock equal to $37.5 million. In connection with the transaction, the Company appointed to its Board of Directors the Chairman of XM’s Board of Directors.

Initial Public Offering

On August 3, 2005, the Company’s registration statement for its initial public offering of 11.8 million shares of its Class A Common Stock became effective. The offering closed on August 9, 2005 and the Company and a stockholder sold 11.5 million shares and 0.3 million shares, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of December 31, 2005, the Company held approximately $221.0 million of the net proceeds from the offering, all of which are invested in short-term marketable securities and money market instruments.

NOTE E—RELATED-PARTY TRANSACTIONS

The Company had a short-term note payable of $125,000, and a note receivable of $1.6 million with the Chairman and Chief Executive Officer (CEO) as of December 31, 2003. In December 2004, the Chairman and CEO repaid in its entirety such $1.6 million indebtedness to the Company and, in January 2005, the Company repaid in its entirety such $125,000 note payable to the Chairman and CEO. During the year ended December 31, 2005, the CEO was paid $717,000 for salary that was deferred during 2004 and 2003 due to financial constraints.

The Company entered into a global satellite radio cooperation agreement with XM Satellite Radio (“XM”) pursuant to which both parties agreed to cooperate with one another on receiver technology, terrestrial repeater technology, OEM and third party distribution relationships, content opportunities and new applications and technologies. The Company also issued 1,562,500 shares of Class A Common Stock for an aggregate amount of $25 million. In addition, pursuant to a stockholders agreement among Noah Samara, our Chairman, certain entities controlled by Mr. Samara, XM and ourselves, Gary Parsons, the Chairman of the board of directors of XM, was elected to our board of directors. In connection with this transaction, we also granted to XM a performance-based warrant to purchase 1,785,714 shares of Class A Common Stock. Half of the warrant shares will vest upon our obtaining an operational chipset developed with substantial support from XM under the cooperation agreement. The other half of the warrant shares will vest upon our designing for deployment a terrestrial repeater network utilizing and relying to a substantial extent on XM software, XM know-how in utilizing the software of others or XM support personnel under the cooperation agreement. The warrant will expire on August 8, 2008. The Company recorded revenues related to content sharing and technology licensing fees to an extent of $637,000 each for the years ending December 31, 2005, 2004 and 2003. The Company was owed $299,000 and $25,000 by XM as of December 31, 2005 and 2004 respectively. The Company also recorded interest income of approximately $394,000, $396,000 and $396,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

NOTE F—COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space under various non-cancelable operating leases that expire through 2016. The minimum annual rental commitments under non-cancelable leases as of December 31, 2005 (in thousands), are as follows:

2006	$3,572
2007	3,657
2008	3,191
2009	2,970
2010	3,026
Thereafter	5,970

$22,386

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rent expense was approximately $6.3 million, $7.9 million and $7.0 million for the years ended December 31, 2005, 2004 and 2003, respectively. As security for two of its lease commitments, the Company issued letters-of-credit in the amount of $3.3 million to the lessors. This cash is held in interest-bearing accounts and has been included in restricted cash and investments in the accompanying consolidated balance sheets.

In November 11, 2004, the Company entered into an amendment to the Washington D.C. Headquarters office lease under which the Company may elect, at its option, to vacate the premises during the first six months of 2005. The Company also has the option to extend for an additional 60 days its entire leases with the exception of space that has been subleased by the Company to a third-party. Alternatively, the Company has an option to enter into a new lease for a term of up to three years covering its currently occupied premises other than the first floor, may reduce the space under lease to the area located on the 1st floor of the building. The latter option is contingent upon the successful closing of the sale of the building to a new owner. The Company considered its options and actively pursued an alternative location for its Headquarters facility. The Company agreed to forfeit a $1.9 million payment of its security deposit in connection with the lease amendment. This is recorded as selling, general and administration expense in 2004.

On May 9, 2005, the Company entered into an amendment to the Washington D.C. Headquarters office lease under which the company has extended its lease arrangement through September 30, 2005 with the right to extend it through October 31, 2005.

On May 18, 2005, the Company entered into a lease Agreement (Agreement) to relocate its Washington D.C. Headquarters to Silver Spring, Maryland. The lease term is for eleven years commencing on September 1, 2005. The Agreement called for a security deposit in the amount of $2,500,000, via irrevocable and unconditional standby letter of credit, which is recorded in the accompanying statement of position under “Restricted Cash and Investments”.

On October 21, 2005, the Company’s Silver Spring Headquarters office lease was amended whereby the Company leased an additional 20,130 sq. ft. on the 6th and 7th floors to accommodate current and future employee growth. The build-out of this additional space had not yet been committed to any party by the Company.

Litigation, Claims and Income Taxes

The Company is subject to various claims and assessments. In the opinion of management, these matters will not have a material adverse impact on the Company’s financial position or results of operations. In evaluating the exposure associated with various tax filing positions, the Company accrues charges for probable exposures. Based on annual evaluations of tax positions, the Company believes it has appropriately accrued for probable exposures. To the extent the Company were to prevail in matters for which accruals have been established or be required to pay amounts in excess of reserves, the Company’s effective tax rate in a given financial statement period may be materially impacted.

Contribution of Satellite Capacity

The Company has entered into a gifting agreement with First Voice International; a nonprofit Washington, D.C. corporation recognized under the U.S. tax laws as a charitable corporation (First Voice). Under this agreement, the Company gifted to First Voice five percent of the capacity for the AfriStar and AsiaStar satellites for social welfare and human development use. The gifting was for the remaining life of the satellites, subject to five-year reviews by WorldSpace to ensure First Voice’s performance in making social welfare contributions in the coverage area of the satellites. Additionally, the Company agreed to provide uplink service to the satellites on a gifted basis for at least the first two years of the gifting agreement’s term. The Company values the services provided during 2005, 2004 and 2003 at approximately $2.7 million, $2.5 million, $2.6 million, respectively, which is not recorded in the Company’s financial statements. The Company’s Chairman and CEO is also the Chairman of First Voice.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Design and Production Agreement

The Company is committed to purchasing 722,445 satellite radio receiver chipsets for approximately $17.0 million as of December 31, 2005. The chipsets have not been purchased as of December 31, 2005. The Company has recorded a liability equal to the excess of the aggregate purchase price over the expected sales price, of $12.0 million and $13.3 million at December 31, 2005, and 2004, respectively, as accrued purchase commitment on the accompanying consolidated balance sheets.

New Systems Implementation

The Company entered into an agreement with a systems integrator to implement a global enterprise resource planning (ERP) application to effectively manage the financial, accounting, materials management and human resources processes as well as a global customer care and billing application to manage sales, customer care, billing and marketing processes. The Company is committed to an extent of $15.2 million over the next 4 years for this implementation.

NOTE G—SATELLITES AND GROUND STATION CONSTRUCTION AGREEMENTS

Contractual Agreements

On January 21, 1995, the Company entered into an in-orbit delivery contract (the IOD Contract) with Alcatel Espace (Alcatel), under which Alcatel was to deliver three in-orbit satellites, one ground spare satellite, ground stations, mission control stations, and related documentation and training. Alcatel was also obligated to provide launch services and launch insurance for the three in-orbit satellites. The risk of loss of each satellite transfers to the Company after the successful first eclipse following launch. For launched satellites, title to each satellite passes to the Company after the satellite has been placed in orbit and the Company has completed an in-orbit acceptance review. In July 1999, the Company decided to delay the construction of the ground spare satellite. As a result, the Company has incurred, and will continue to incur, costs related to storage and resuming construction (if that decision is made). In January 2001, the Company decided to accept the third satellite constructed by Alcatel under the IOD Contract on the ground rather than in orbit. The third satellite is also now in storage and title passed to the Company during the first quarter of 2005. During the year ended December 31, 2005, 2004 and 2003, $1.1 million, $1.3 million and $1.4 million, respectively, was charged to expenses relating to storage for these two satellites.

Under the IOD Contract, the Company was allowed to defer certain payments until construction was completed by Alcatel and approved by the Company. Interest accrued on deferred payments at the three-month London Interbank Offered Rate (LIBOR). As of December 31, 2004, the Company had incurred IOD Contract, storage and interest costs of $657.7 million under the IOD Contract, of which $625.2 million had been paid and $32.4 million had been accrued as a liability. The total value of the IOD Contract with Alcatel was $764.8 million.

On June 26, 1996, the Company entered into the On-Station Operation Services contract (the OSOS Contract) with Alcatel, under which Alcatel would provide on-station operations for three in-orbit satellites through the in-orbit acceptance review after the launch, document various operating procedures for the first in-orbit satellite (AfriStar), and supervise operations of each satellite during the first eclipse period after launch. As of December 31, 2004, the Company had incurred costs of $10.3 million under the OSOS Contract, of which $9.4 million had been paid and $900,000 had been accrued as a liability.

In addition to the IOD and OSOS Contracts, on November 9, 1995, the Company entered into the End-to-End (EtE) contract with Alcatel. Under this contract, Alcatel performed the engineering and validation tests, and procured broadcast stations, broadcast control systems and radio receiver prototypes to validate and test the entire system. The value of this contract was $34.1 million, of which $31.6 million had been paid and $2.5 million had been accrued, as of December 31, 2004. This contract was expensed as research and development cost as incurred.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On January 7, 2000, Alcatel agreed to defer certain payments from the Company, related to the IOD Contract, the OSOS Contract, the EtE contract and cost for the satellite construction delay. Under this arrangement and subsequent understandings, the Company was required to pay interest on the outstanding deferred payment balance at the rate of LIBOR plus 3 percent. As of December 31, 2004, the Company had paid Alcatel a total of $666.0 million and had accrued approximately $40.1 million, consisting of $29.0 million of deferred payments and other invoices and $11.1 million of interest. On February 25, 2005, the Company entered into a Memorandum of Agreement (Agreement) with Alcatel under which the total amount due of $40 million consisting of deferred payments and accrued interest as accrued through March 31, 2005 was reduced to $21 million. As of December 31, 2005, $12 million had been paid and $7 million was paid through the issuance of 333,333 shares of the Company’s Class A common stock at the closing of the IPO on August 3, 2005. The Company may also be subject to additional payments of at least $2 million if certain events occur as defined in the Agreement. During the year ended December 31, 2005, the Company recorded $14.1 million of the reduction in deferred payments and accrued interest as a gain on the extinguishment of debt and the remaining $5.8 million as a decrease in Satellites and related systems under construction. This Agreement also terminated the OSOS Contract, the IOD Contract and the EtE Contract. The Company included this gain on extinguishment of debt in the accompanying Statement of Operations under “Other Income”.

NOTE H—EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution plan (Plan) that covers all employees provided that certain service requirements are met. Participants may elect to contribute a specified portion of their salary to the Plan on a tax-deferred basis. The Company makes discretionary matching contributions to the Plan up to 3% of the employee’s annual salary. For the years ended December 31, 2005, 2004 and 2003, the Company contributed to the Plan $103,000, $0 and $0, respectively.

NOTE I—INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or income tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and the tax basis of assets and liabilities, using enacted tax rates for the year in which the differences are expected to reverse.

The significant components of the Company’s income tax provision (benefit) are as follows (in thousands):

	December 31,
	2005	2004	2003
Current Provision
Federal	$—	$20,000	$—
State	47	—	—
Foreign	—	—	—

Total	$47	$20,000	—

Deferred Provision
Federal	$(37,411)	$208,542	—
State	(27,265)	38,730	—
Foreign	(5,031)	—	—

Total	$(69,707)	$247,272	—

Total	$(69,660)	$267,272	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reconciliation between the Company’s statutory tax rate and the effective tax rates is as follows:

	December 31,
	2005	2004	2003
U.S. federal statutory rate	(35.00)%	(35.00)%	(35.00)%
State income taxes, net of federal benefit	(4.08)	31.31	(6.50)
Withholding taxes	0.00	6.45	0.00
Change in tax rates	(7.78)	—	—
Stock compensation	0.11	—	—
Foreign rate differential	0.18	—	—
Change in valuation allowance	(15.70)	(120.21)	40.56
Cancellation of debt	—	194.27	—
Adjustment of foreign NOL’s	15.16	9.17	0.91
Non-deductible interest	0.50	0.17	0.00
Other	0.02	0.02	0.03

Effective tax rate	(46.59)%	86.18%	0.00%

As of December 31, 2005 and 2004, the significant components of deferred taxes are as follows (in thousands):

	December 31,
	2005	2004
Deferred Tax Assets (in thousands):
Unrealized inventory loss	$28	$89
Stock option compensation	62,862	56,194
Other	620	4,914
Net operating losses	40,252	33,127

	103,762	94,324
Less: valuation allowance	(9,665)	(33,127)

Total deferred tax assets	94,097	61,197

Deferred Tax Liabilities:
Depreciation	(154,757)	(185,958)
Accounts receivables	(2,388)	—
Intercompany receivables	(113,048)	(118,621)
Other	(1,468)	(3,890)

Total deferred tax liabilities	(271,661)	(308,469)

Net deferred tax liabilities	$(177,564)	$(247,272)

As of December 31, 2005, the Company had foreign net operating losses of approximately $47.7 million, some of which expire at various dates and some are indefinite. Management has established a partial valuation allowance against the benefit of these losses as a result of uncertainty surrounding their ultimate utilization. Management has determined certain foreign net operating losses will be realized and has released a portion of the valuation allowance related to net operating losses in Australia and South Africa to an extent of $5.0 million. The Company has determined that these losses will be used to offset taxable income in these subsidiaries.

During the twelve month period ended December 31, 2005, the Company recorded an income tax benefit of $69.7 million. This benefit is the result of current period operating losses, release of the valuation allowance against certain foreign net operating losses and a reduction in our corporate effective tax rate by approximately 2% following the move of the Company’s headquarters from Washington, D.C. to Silver Spring, Maryland in September, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As discussed in Note C, during 2004 the Company entered into Restructuring Agreements with respect to certain notes payable. Under the Restructuring Agreements, the ongoing obligations of the Company to the investor were set forth in a separate Royalty Arrangement. For U.S. tax purposes, this transaction caused the Company to realize cancellation of indebtedness (“COD”) income. Under U.S. tax law, a Company that realized COD income is entitled to exclude such income from taxable income to the extent of the Company’s insolvency. Under Internal Revenue Code Section 108, a Company that excludes COD income is required to reduce certain tax attributes in an amount equal to the COD income excluded from taxable income. Accordingly, the Company reduced its U.S. tax attributes by approximately $1,726 million. As a result of such attribute reduction, the U.S. Company’s U.S. net operating loss and capital loss carryforwards at December 31, 2004 were eliminated, and the remaining tax basis in its satellite assets, fixed assets and stock in its foreign subsidiaries were also reduced to zero.

NOTE J—STOCK OPTIONS AND WARRANTS

From time to time, WSI has issued options (WSI Options) to its founders, employees, directors, creditors and consultants. WSI Options vest over various periods up to five years and have a maximum life of 10 years from the date of grant, but have been extended in several instances. WIN, prior to the merger with WSI in December 2004, was a wholly owned, consolidated subsidiary of the Company, and had a separate stock option plan, the WorldSpace 1996 Shares Option Plan, under which options were granted (WIN Options). The exercise price and vesting schedule for options was determined by the Board of Directors, or a committee thereof, which was established to administer the WIN Options. WIN Options vested over periods ranging from one to five years and had a maximum life of 10 years.

Pursuant to the merger, 6,308,063 WIN options were converted into 14,193,141 WSI options at a conversion rate of 1 WIN to 2.25 WSI. In addition, the exercise price for each WIN option was divided by 2.25 to arrive at the converted WSI exercise price. The 2.25 conversion factor was based on the relative fair values of each entity as of the date of merger. All remaining terms of the WIN options were unchanged. Based upon the guidance in APB 25, “Accounting for Stock Issued to Employees” and related interpretations, the modification of the WIN options created a new measurement date. Accordingly, the Company was required to record as stock-based compensation expense the excess of the intrinsic value of the modified options over the intrinsic value of the options when originally issued. This resulted in a charge to stock-based compensation expense of $87 million as of December 31, 2004. A portion of this charge totaling $48 million related to a grant of 3,125,000 WIN options to the CEO in April 2000 to purchase WIN common stock at $15.09 per share. These options converted into 7,031,250 of WSI options upon the merger and the exercise price was reduced to $6.71. In connection with the restructuring of debt, these options became fully vested and exercisable as of December 31, 2004.

WSI Option activity is as follows:

	WSI Shares Subject to Options	Weighted- Average Exercise Price
Balance, December 31, 2002:	3,653,026	3.27
Granted	15,625	16.00
Expired	—	—

Balance, December 31, 2003:	3,668,651	$3.32
Forfeited	(162,500)	(5.96)
Converted WIN Options	14,193,141	6.95

Balance, December 31, 2004	17,699,292	$6.26
Exercised	(184,625)	$6.23
Granted	44,485	$15.21
Expired	—	—

Balance, December 31, 2005	17,559,152	$6.28
Exercisable	17,514,667	$6.25

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Exercise prices for WSI Options outstanding as of December 31, 2005, are as follows:

Outstanding				Exercisable
Range of Exercise Prices	Number Outstanding as of December 31, 2005	Weighted- Average Contractual Life Remaining	Weighted- Average Exercise Price	Number Exercisable as of December 31, 2005	Weighted- Average Exercise Price
$ 1.19 - 2.66	3,441,198	5.66	$2.58	3,441,198	$2.58
3.56	1,629,412	2.18	3.56	1,629,412	3.56
6.05 - 8.00	7,500,370	4.29	6.67	7,500,370	6.67
8.53 - 10.67	4,749,204	4.98	8.72	4,749,204	8.72
14.40 - 21.00	238,968	5.74	15.02	194,483	14.97

	17,559,152			17,514,667

The Company recorded $1,085,000, $3,310,000 and $3,528,000 of compensation expense for the years ended December 31, 2005, 2004 and 2003, respectively, relating to options issued in 2000.

At various dates from 1994 to 1998, the Company has issued 268,750 warrants to non-employees in consideration for services received. The exercise prices range from $2.66 to $8.00 per share and expire in 2006.

NOTE K—NON-CASH INVESTING AND FINANCING ACTIVITIES

The Company recorded $2.5 million in deferred financing costs in connection with the fair value of warrants issued to a consultant, as described in Note K—Stock Options and Warrants, and converted $256 million of debt to Class B common shares, as described in Note C—Debt. During the three months ended March 31, 2005, the Company wrote down Satellites and related systems under construction totaling $5.8 million in connection with Alcatel agreement as described in Note G—Satellites and Ground Station Construction Agreements.

As a result of the Company’s completion of its initial public offering, the Company settled a part of an obligation to Alcatel by issuing 333,333 shares of Class A Common Stock for $7.0 million on August 3, 2005.

NOTE L—GEOGRAPHIC AREAS

	Geographical Area Data
	2005	2004	2003
	(in thousands)
Revenues from Customers
United States	$4,038	$4,216[1]	$9,234[2]
France	1,880	2,323	1,833
Kenya	813	986	583
South Africa	1,029	—	537
Singapore	56	85	221
India	3,418	763	384
Other foreign countries	426	208	282

	$11,660	$8,581	$13,074

Customers	from which 10 percent or more of revenue is derived.
[1]	Includes $1.7 million from USAID
[2]	Includes $5.5 million from USAID

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-lived Segment Assets

United States	$410,866	$469,283
Foreign countries	3,408	1,574

Excludes deferred financing costs, investments in restricted assets and investments in affiliates and other assets.

NOTE M—QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total for Year
	(in thousands, except share data)
2005
Revenue	$2,555	$2,328	$2,353	$4,424	$11,660
Operating expense	29,878	29,935	47,587	67,225	174,625
Net loss	(9,248)	(22,020)	(15,418)	(33,177)	(79,863)
Net loss per share—basic and diluted	(0.40)	(0.95)	(0.48)	(0.90)	(2.77)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total for Year
	(in thousands, except share data)
2004
Revenue	$2,865	$1,877	$1,557	$2,282	$8,581
Operating expense	25,425	26,584	27,558	119,381	198,948
Net loss	(49,633)	(52,312)	(57,275)	(418,167)[1]	(577,387)
Net loss per share—basic and diluted	(8.58)	(9.06)	(9.91)	(71.45)	(99.00)

[1]	During the quarter ended December 31, 2004, the Company recorded estimated income taxes, stock compensation expense and deferred income tax expense in connection with the merger of WIN into WSI and the related debt restructuring. The following table shows the impact on net loss and net loss per share:

	Net Loss	Net Loss Per Share
Quarter ended December 31, 2004
Net Loss before adjustments (Unaudited)	$(63,882)	$(12.19)
Conversion of WIN Options (Note K)	(87,013)	(14.56)
Income tax expense (Note J)	(267,272)	(44.70)

Net Loss for Quarter (Unaudited)	$(418,167)	$(71.45)

NOTE N—SUBSEQUENT EVENTS

Lock-up Agreements

During January 2006, the Company entered into new lock-up agreements extending through December 31, 2006 covering all shares held by the CEO and the other members of the Company’s senior management and certain shares held by its directors and certain of its significant stockholders. The new lock-up agreements cover an aggregate of 34.1 million shares of the Company’s common stock, including 4.1 million shares of Class A Common Stock and 17.4 million shares of Class B Common Stock and 12.6 million shares of Class A Common Stock issuable upon the exercise of outstanding options. The agreements effectively extend from January 30, 2006 to December 31, 2006, with respect to such shares, lock-ups entered into in connection with the Company’s initial public offering (IPO) on August 3, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, certain key executive restricted stock awards which were set to vest on February 3, 2006, have now been extended through December 31, 2006.

Security Deposit

During January 2006, the Company paid an additional deposit amounting to $1.0 million in January, 2006 for additional space on 6th and 7th floors leased under an amendment to the lease agreement for its Silver Spring, MD headquarters.

Stonehouse Agreement

In February 2006, the Company entered into an amendment of its royalty agreement with Stonehouse Capital Ltd, whereby the restrictions on distributions by the Company to Yenura Pte., Ltd. were eliminated.

London Lease

In March 2006, the Company terminated its property lease in London currently used as an operations center, which otherwise would have terminated in 2018. In conjunction with the termination, the Company entered into a new lease which permits the Company to remain in a portion of the original premises for a period of up to one year. As a result of this termination, the net future minimum lease payments of approximately $3.7 million under this lease would be eliminated.

Schedule II—Valuation and Qualifying Accounts

WorldSpace, Inc., and Subsidiaries

December 31, 2005, 2004 and 2003

Col. A	Col. B	Col. C Additions		Col. D	Col. E
Description	Balance at beginning of the period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at the end of the period
	(in thousands)
Year Ended December 31, 2003
Allowance for doubtful receivables	$1,223	828	—	(434)	1,617
Valuation allowance on inventory	—	4,796	—	(4,796)[1]	—
Valuation allowances on deferred tax assets	314,987	90,989	—	—	405,976

Year Ended December 31, 2004
Allowance for doubtful receivables	$1,617	808	105	—	2,530
Valuation allowance on inventory	—	322	—	(322)[1]	—
Valuation allowances on deferred tax assets	405,976	—	—	(372,849)	33,127

Year Ended December 31, 2005
Allowance for doubtful receivables	$2,530	721	—	(1,776)	1,475
Valuation allowance on inventory	—	983	—	—	983
Valuation allowances on deferred tax assets	33,127	—	—	(23,462)	9,665

1 Write-off of Inventory

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Exhibit Index

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated December 28, 2004, between WorldSpace, Inc., a Maryland corporation, and the Company (filed as Exhibit 2.1 to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

3.1(a)	Certificate of Incorporation of the Company (filed as Exhibit 3.1(a) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

3.1(b)	Certificate of Amendment to the Certificate of Incorporation of the Company (filed as Exhibit 3.1(b) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

3.1(c)	Certificate of Amendment to the Certificate of Incorporation of the Company (filed as Exhibit 3.1(c) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

3.2	By-Laws of the Company (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

4.1	Securities Purchase Agreement dated December 30, 2004 among the Company, WorldSpace, Inc., a Maryland corporation, Highbridge International LLC, Amphora Limited, OZ Master Fund, Ltd., AG Offshore Convertibles, Ltd., AG Domestic Convertibles, L.P., Citadel Equity Fund Ltd., and Citadel Credit Trading Ltd (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

4.2	Registration Rights Agreement dated December 30, 2004 among the Company, Highbridge International LLC, Amphora Limited, OZ Master Fund, Ltd., AG Offshore Convertibles, Ltd., AG Domestic Convertibles, L.P., Citadel Equity Fund Ltd., and Citadel Credit Trading Ltd. (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

4.3	Form of Notes issued under the Securities Purchase Agreement (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

4.4	Registration Rights Agreement dated July 18, 2005 between the Company and XM Satellite Radio Holdings Inc. (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

4.5	Registration Rights Agreement, dated September 12, 2005, between the Company and Alcatel Alenia Space France SAS (filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on September 30, 2005, SEC File No. 000-51466, and incorporated by reference)

10.1	Exchange Agreement dated December 29, 2004 among the Company, WorldSpace, Inc., a Maryland corporation, WorldSpace International Network Inc. and Yenura Pte. Ltd. (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.2	Loan Restructuring Agreement dated September 30, 2003 among Stonehouse Capital Ltd., WorldSpace, Inc., a Maryland corporation, WorldSpace International Network Inc. and WorldSpace Satellite Company Ltd., as amended by the First Amendment to the Loan Restructuring Agreement and Royalty Agreement dated September 28, 2004 among the same parties and the Second Amendment to the Loan Restructuring Agreement and Royalty Agreement dated December 30, 2004 among the same parties as well as the Company (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)**

1

Exhibit No.	Description

10.3(a)	Royalty Agreement dated as of September 30, 2003 among Stonehouse Capital Ltd., WorldSpace, Inc., a Maryland corporation, WorldSpace International Network Inc. and WorldSpace Satellite Company Ltd., as amended by the First Amendment to the Loan Restructuring Agreement and Royalty Agreement dated September 28, 2004 among the same parties, the Second Amendment to the Loan Restructuring Agreement and Royalty Agreement dated as of December 30, 2004 among the same parties as well as the Company and the Third Amendment to Royalty Agreement dated as of June 29, 2005 among Stonehouse Capital, Ltd., the Company and WorldSpace Satellite Company, Ltd. (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)**

10.3(b)	Fourth Amendment, dated as of February 28, 2006, to the Royalty Agreement dated as of September 30, 2003 among Stonehouse Capital Ltd., WorldSpace, Inc., a Maryland corporation, WorldSpace International Network Inc. and WorldSpace Satellite Company Ltd.*

10.4(a)	Warrant Agreement, dated as of July 11, 1994 and extended May 28, 1999, between Mr. Benno A. Ammann and the Company (filed as Exhibit 10.4(a) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.4(b)	Warrant Agreement, dated as of July 11, 1994 and extended May 28, 1999, between Mr. Ronald V. Mangravite and the Company (filed as Exhibit 10.4(b) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.4(c)	Warrant Agreement, dated as of July 11, 1994 and extended May 28, 1999, between Mr. Wondwossen Mesfin and the Company (filed as Exhibit 10.4(c) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.4(d)	Non-Qualified Shares Option Agreement, dated as of February 12, 1996, between Mr. Scott A. Katzmann and the Company (filed as Exhibit 10.4(d) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.4(e)	Non-Qualified Shares Option Agreement, dated as of February 12, 1996, between Ms. Donna Lozito and the Company (filed as Exhibit 10.4(e) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.4(f)	Non-Qualified Shares Option Agreement, dated as of February 12, 1996, between Lindsay A. Rosenwald, M.D. and the Company (filed as Exhibit 10.4(f) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.4(g)	Warrant Agreement, dated as of May 15, 2003, between Consultant and the Company (filed as Exhibit 10.4(g) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.4(h)	WorldSpace, Inc. Common Stock Purchase Warrant dated as of July 18, 2005 issued to XM Satellite Radio Holdings Inc. Company (filed as Exhibit 10.4(h) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.5	Memorandum of Agreement on Settlement dated as of February 25, 2005 among WorldSpace, Inc., WorldSpace Satellite Company Ltd. and Alcatel Space (filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)**

10.6	Strategic Cooperation Agreement Between Analog Devices, Inc. and WorldSpace, Inc. for the Development and Marketing of WorldSpace-Ready Analog DSP Platforms dated November 5, 2003 (filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

2

Exhibit No.	Description

10.7(a)	Standard Production, Marketing and License Agreement for China WorldSpace PC Card and China WorldSpace Receiver dated August 18, 2001 between WorldSpace International Network Inc. and Xi’an Tongshi Technology Limited and Cooperation Agreement dated December 12, 2001 between WorldSpace Corporation and Xi’an Tongshi Technology Limited and Agreement dated July 20, 2005 between Xi’an Tongshi Technology Limited and WorldSpace, Inc. (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.7(b)	Agreement, dated December 21, 2005, between the registrant and Xi’an Tongshi Technology Limited (filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on December 23, 2005, SEC File No. 000-51466, and incorporated by reference)

10.8	Supply Agreement and Standard WorldSpace Receiver Development, Production, Marketing and License Agreement, both dated December 1, 2000 between BPL Limited and WorldSpace International Network Inc. (filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.9(a)	Cooperation Agreement on Technical and Commercial Trial Operation of WorldSpace L-Band Satellite Multimedia Services between China Telecommunications Broadcast Satellite Corp and WorldSpace Corporation dated August 8, 2000 (filed as Exhibit 10.9(a) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.9(b)	Memorandum of Understanding Regarding Cooperation Project between China Telecommunications Broadcast Satellite Corp and WorldSpace Corporation dated August 8, 2000 (filed as Exhibit 10.9(b) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.9(c)	Agency Agreement between China Telecommunications Broadcast Satellite Corp and WorldSpace Corporation dated August 8, 2000 (filed as Exhibit 10.9(c) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.9(d)	Supplementary Agreement to Agreements and Other Documents Regarding Cooperation Between China Telecommunications Broadcast Satellite Corporation, Beijing, China and WorldSpace Corporation dated April 3, 2001 (filed as Exhibit 10.9(d) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.9(e)	Agreement between China Satellite Communications Corp. and WorldSpace Corporation dated February 22, 2005 (filed as Exhibit 10.9(e) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.9(f)	Agreement between China Satellite Communications Corp. and WorldSpace, Inc. dated July 18, 2005 (filed as Exhibit 10.9(f) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.9(g)	Cooperation Agreement, dated December 20, 2005, between the Company and China Satellite Communications Corporation (filed as Exhibit 1.1 to Form 8-K of the Company filed December 27, 2005, SEC File No. 000-51466, and incorporated by reference)

10.10(a)	Executive Employment Agreement between WorldSpace, Inc. and Noah A. Samara entered into as of June 1, 2005 (filed as Exhibit 10.10(a) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)***

10.10(b)	Executive Employment Agreement between WorldSpace, Inc. and Andenet Ras-Work entered into as of June 1, 2005 (filed as Exhibit 10.10(b) to the Company’s Registration Statement on Form
S-1, SEC File No. 333-124044, and incorporated by reference)***

10.10(c)	Executive Employment Agreement between WorldSpace, Inc. and Sridhar Ganesan entered into as of June 1, 2005 (filed as Exhibit 10.10(c) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)***

3

Exhibit No.	Description

10.10(d)	Executive Employment Agreement between WorldSpace, Inc. and Donald J. Frickel entered into as of June 1, 2005 (filed as Exhibit 10.10(d) to the Company’s Registration Statement on Form
S-1, SEC File No. 333-124044, and incorporated by reference)***

10.11(a)	WorldSpace 2005 Incentive Award Plan (filed as Exhibit 10.11(a) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)***

10.11(b)	WorldSpace 2005 Incentive Award Plan Form of Stock Option Agreement (filed as Exhibit 10.11(b) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)***

10.11(c)	WorldSpace 2005 Incentive Award Plan Form of Restricted Stock Agreement (filed as Exhibit 10.11(c) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)***

10.12	Stockholders Agreement, executed as of July 18, 2005 between WorldSpace, Inc., XM Satellite Radio Holdings Inc., Noah A Samara, TelUS Communication and Yenura Ptd. Ltd (filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.13	Satellite Radio Cooperation Agreement dated as of July 18, 2005 between WorldSpace, Inc., XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. (filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.14	Underwriting Agreement, dated August 3, 2005, among the Company, Noah A. Samara, as selling stockholder, and UBS Securities LLC, as representative of the underwriters named in Schedule A thereto (filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on August 9, 2005, SEC File No. 000-51466, and incorporated by reference).

21.1	List of Subsidiaries of the Company*

23.1	Consent of Grant Thornton LLP*

31.1	Certification of the Chief Executive Officer of WorldSpace, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification of the Chief Financial Officer of WorldSpace, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*

32.1	Certification of the Chief Executive Officer of WorldSpace, Inc. pursuant to Section 906 of Sarbanes-Oxley Act of 2002*

32.2	Certification of the Chief Financial Officer of WorldSpace, Inc. pursuant to Section 906 of Sarbanes-Oxley Act of 2002*

*	Filed herewith
**	Confidential treatment
***	Management contract

4