Form 10-Q
period 2006-03-31
WorldSpace, Inc
filed 2006-05-12
CIK 1315054

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2006

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

(Class)	(Outstanding as of May 11, 2006)
CLASS A COMMON STOCK, $0.01 PAR VALUE	21,533,737
CLASS B COMMON STOCK, $0.01 PAR VALUE	17,426,443

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

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

WORLDSPACE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three-Months ended March 31, 2006 and 2005

	Three Months ended March 31,
	2006	2005
	(in thousands, except share information)
Revenue
Subscription revenue	$1,602	$797
Equipment revenue	1,076	418
Other revenue	802	1,340

Total Revenue	3,480	2,555

Operating Expenses
Cost of Services (excludes depreciation, shown separately below)
Satellite and transmission, programming and other	7,081	3,841
Cost of equipment	3,156	369
Research and development	654	22
Selling and marketing	6,387	1,434
General and administrative	13,911	8,798
Stock-based compensation (1)	3,123	711
Depreciation and amortization	14,746	14,703

Total Operating Expenses	49,058	29,878

Loss from Operations	(45,578)	(27,323)

Other Income (Expense)
Gain on extinguishment of debt	—	14,130
Interest income	2,946	688
Interest expense	(2,299)	(2,855)
Other	(370)	(26)

Total Other Income (Expense)	277	11,937

Loss Before Income Taxes	(45,301)	(15,386)
Income Tax Benefit	16,107	6,138

Net Loss	$(29,194)	$(9,248)

Loss per share—basic and diluted	$(0.79)	$(0.40)

Weighted Average Number of Shares Outstanding	36,928,965	23,211,317

_____________ (1) Allocation of stock based compensation to operating expenses:

Satellite, transmission, programming and other	$184	$13
Selling, general and administrative	$2,939	$698

See accompanying notes to unaudited condensed consolidated financial statements.

WORLDSPACE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2006 and December 31, 2005

	March 31, 2006	December 31, 2005
	Unaudited
	(in thousands, except share information)
Assets
Current Assets
Cash and cash equivalents	$47,127	$36,925
Marketable securities	201,597	239,048
Accounts receivable, net	1,874	3,000
Prepaid expenses	2,068	4,486
Inventory, net	5,140	4,922
Other current assets	2,059	2,370

Total Current Assets	259,865	290,751

Restricted Cash and Investments	5,675	4,588
Property and Equipment, net	17,597	16,811
Satellites and Related Systems, net	384,526	397,463
Deferred Financing Costs, net	13,288	13,667
Other Assets	1,254	1,207

Total Assets	$682,205	$724,487

Liabilities and Shareholders’ Deficit
Current Liabilities
Accounts payable	$15,004	$19,631
Accrued expenses	13,957	14,407
Income taxes payable	20,000	20,000
Accrued purchase commitment	12,287	11,954
Accrued interest	1,911	1,953
Deferred tax liability	1,708	1,998

Total Current Liabilities	64,867	69,943

Long-term Debt	155,000	155,000
Deferred Tax Liability	159,735	175,566
Other Liabilities	4,772	2,256
Contingent Royalty Obligation	1,814,175	1,814,175

Total Liabilities	2,198,549	2,216,940

Commitments and Contingencies
Shareholders’ Deficit
Preferred Stock, $.01 par value; 25,000,000 shares authorized; no shares issued and outstanding as of March 31, 2006 and December 31, 2005	—	—
Class A Common stock, $.01 par value; 200,000,000 shares and 100,000,000 shares authorized; 19,606,547 shares and 19,365,332 shares issued and outstanding as of March 31, 2006 and December 31, 2005, respectively	196	194
Class B Common stock, $.01 par value; 75,000,000 shares authorized; 17,426,443 shares issued and outstanding as of March 31, 2006 and December 31, 2005	174	174
Additional paid-in capital	706,386	717,718
Deferred compensation	—	(16,621)
Accumulated other comprehensive loss	(597)	(609)
Accumulated deficit	(2,222,503)	(2,193,309)

Total Shareholders’ Deficit	(1,516,344)	(1,492,453)

Total Liabilities and Shareholders’ Deficit	$682,205	$724,487

See accompanying notes to unaudited condensed consolidated financial statements.

WORLDSPACE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months ended March 31, 2006 and 2005

	Three months ended March 31,
	2006	2005
	(in thousands)
Cash Flows from Operating Activities
Net loss	$(29,194)	$(9,248)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,746	14,703
Gain on extinguishment of debt	—	(14,130)
Amortization of deferred financing costs	379	370
Gain on disposal of assets	(25)	—
Stock-based compensation	3,123	711
R&D expense related to warrants	625	—
Allowance for doubtful accounts receivable	19	527
Deferred tax benefit	(16,121)	(7,367)
Other	(35)	—
Changes in assets and liabilities:
Accounts receivable and other assets	3,617	(3,979)
Accounts payable and accrued expenses	(5,077)	(24,645)
Accrued interest	(42)	2,471
Income taxes payable	—	1,229
Other liabilities	2,851	(71)

Net Cash Used in Operating Activities	(25,134)	(39,429)

Cash Flows from Investing Activities
Purchase of property and equipment	(1,656)	(437)
Purchase of marketable securities	(159,774)	—
Maturities of marketable securities	197,225	—
Purchase of satellite and related systems	(915)	(698)

Net Used in Investing Activities	34,880	(1,135)

Cash Flows from Financing Activities
Proceeds from exercise of employee stock options	1,543	—
Increase in restricted cash, net	(1,087)	(1,993)

Net Cash Provided (Used in) by Financing Activities	456	(1,993)

Net (Decrease) Increase in Cash and Cash Equivalents	10,202	(42,557)
Cash and Cash Equivalents, beginning of period	36,925	154,362

Cash and Cash Equivalents, end of period	$47,127	$111,805

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$—	$—
Cash paid for interest	$1,953	$—

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

(B) Principles of Consolidation, Significant Accounting Policies and Basis of Presentation

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

In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring entries, necessary for a fair presentation of the consolidated financial position of WorldSpace, Inc. and its subsidiaries as of March 31, 2006 and December 31, 2005; the results of operations for the three months ended March 31, 2006 and 2005; and cash flows for the three months ended March 31, 2006 and 2005. Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 presentation.

These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K.

Revenue Recognition

Revenue from the Company’s principal activities, subscription audio services and capacity leasing, is recognized as the services are provided. Revenue from subscribers, which is generally billed in advance, consists

WORLDSPACE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Cash and Cash Equivalents

All liquid investments, defined as having initial maturities of three months or less, have been classified as cash equivalents. Cash equivalents, as of March 31, 2006 and December 31, 2005, consisted primarily of demand deposits and money market instruments. Cash balances in individual banks exceed insurable amounts.

Restricted Cash and Investments

Cash and investments that are deposited with a lessor or committed to support letters-of-credit issued pursuant to trade and lease agreements have been classified as restricted cash and investments in the accompanying consolidated balance sheets.

Inventories

Inventories are stated at the lower of cost or market value using the first in, first out (FIFO) method of accounting. Inventories primarily consist of satellite radio receivers manufactured to the Company’s specifications by independent third parties. Provisions have been recognized to reduce excess or obsolete inventories to their estimated net realizable value. The Company periodically evaluates inventory levels on hand as to potential obsolescence based on current and future selling prices. The Company capitalized certain costs related to the development of new receiver models.

(C) Stock-Based Compensation

In accordance with SFAS No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”) and the Securities and Exchange Commission’s rule amending the compliance dates of SFAS No. 123R, the Company began to recognize compensation expense for equity-based compensation using the fair value method in 2006 using the “Modified Prospective Method”. This method allows the Company to apply the fair value provisions of SFAS No. 123R only on the future share-based payment arrangements and unvested portion of prior awards at the adoption date.

WORLDSPACE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Modified Prospective Method allows the Company to account for the stock-based awards issued prior to the adoption of fair value provisions under SFAS No. 123R using the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123.

At March 31, 2006, the Company has a stock-based employee compensation plan which is described below. The compensation cost charged against income under the plan was $3.1 million for the three month period ending March 31, 2006. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $0 for the three month period ending March 31, 2006.

2005 Incentive Award Plan

On July 7, 2005, the Company’s shareholders approved the 2005 Incentive Award Plan (‘The Plan’). The Plan provides for the grant of up to 5,625,000 shares of our Class A Common Stock for stock based awards to employees, consultants and directors of the Company and its subsidiaries and affiliates. The Company granted employees restricted stock awards and stock options under this plan. The stock award program offers employees the opportunity to earn shares of our stock over time, rather than options that give employees the right to buy stock at a pre-determined price. Option awards are generally granted with an exercise price of the Company’s stock at the date of grant; those option awards generally vest based on 3 years of continuous service and have 10-year contractual terms.

The fair value of each option award is estimated on the date of grant using Black-Scholes option pricing model (closed model) that uses the assumptions noted in the following table. Because closed models incorporate assumptions for inputs, those inputs are disclosed. Expected volatilities are based on historical volatility of the stock price of similar entities, for a period not less than the required service period, since the Company does not have a historical volatility equal to the required service period. The Company uses historical data to estimate option exercise and employee termination within the valuation model based on the employee’s career level, historical exercise behavior and other factors for valuation purposes. The expected term of options and other awards granted is derived from the guidance provided under Staff Accounting Bulletin No. 107 (“SAB 107”) and represents the period of time that stock based awards are expected to be outstanding. The risk-free rate for periods within the contractual life of the awards is based on the U.S. Treasury yield curve in effect at the time of grant.

2006
Expected volatility	88% - 105%
Weighted-average volatility	97%
Expected dividends	0%
Risk-free rate	4.30%
Expected term	6.0 years

WORLDSPACE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of option activity:

	Number of options	Weighted average exercise price	Weighted average contractual life remaining	Aggregate intrinsic value
Non-qualified stock options:
Outstanding as of January 1, 2006	17,559,152	$6.25	4.6 Years	$145,208,581
Granted	81,051	$13.73	9.8 Years	—
Exercised	241,215	$6.40	1.7 Years	$1,337,908
Forfeited or expired	—	—	—	—
Outstanding at March 31, 2006	17,398,988	$6.28	4.4 Years	$29,780,690
Exercisable at March 31, 2006	17,273,452	$6.22	4.4 Years	$29,780,690

The weighted-average grant-date fair value of options granted during the three month period ending March 31, 2006 was $11.76. The total grant-date fair value of the stock based awards issued during the three month period ending March 31, 2006 was $1.4 million.

Cash received from the exercise of stock options under all share-based payment arrangements for the three month period ending March 31, 2006 and 2005 was $1.5 million and $0, respectively. The actual tax benefit realized for the tax deductions from option exercise of the share-based arrangements totaled $0, for the three months ending March 31, 2006 and 2005.

Summary of the status of the Company’s nonvested restricted share awards and units as of March 31, 2006 and changes during the three month period ending March 31, 2006 is presented below:

	Shares	Aggregate Grant Date Fair Value	Weighted average grant date fair value
Nonvested restricted shares:
Nonvested at January 1, 2006	1,842,133	$38,666,372	$20.99
Granted	37,597	$524,854	$13.96
Vested	—	—	—
Forfeited/Cancelled	3,054	$64,103	$20.99
Nonvested at March 31, 2006	1,876,676	$39,126,911	$20.85

Summary of the status of the Company’s nonvested stock options as of March 31, 2006 and changes during the three month period ending March 31, 2006 is presented below:

	Shares	Aggregate Grant Date Fair Value	Weighted average grant date fair value
Nonvested stock options:
Nonvested at January 1, 2006	44,485	$431,109	$9.69
Granted	81,051	$870,170	$10.74
Vested	—	$—	—
Forfeited	—	$—	—
Nonvested at March 31, 2006	125,536	$1,301,279	$10.37

WORLDSPACE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of March 31, 2006, there was $12.9 million of total unrecognized compensation related to restricted stock awards, units and options granted under the plan. That cost is expected to be recognized over a weighted-average period of 1.8 years. None of the restricted share awards or units was vested during the three month period ending March 31, 2006. The Company recognized an additional stock based compensation expense of $140,000 due to the adoption of the provisions under SFAS No. 123R.

Warrant issued to XM

On July 18, 2005, the Company issued to XM 1,562,500 shares of Class A Common Stock for an aggregate purchase price of $25 million. In connection with this transaction, the Company entered into a global satellite radio cooperation agreement on receiver technology, terrestrial repeater technology, OEM and third party distribution relationships, content opportunities and new applications and services. In connection with this transaction, the Company also granted to XM a performance-based warrant to purchase 1,785,714 shares of Class A Common Stock. Half of the warrant shares will vest upon the Company obtaining an operational chipset developed with substantial support from XM under the cooperation agreement. The remaining warrant shares vest upon the Company’s design for deployment of a terrestrial repeater network utilizing and relying on XM software, XM know-how in utilizing the software of others or XM support personnel under the cooperation agreement. This warrant expires on July 17, 2008.

The Company accounted for the warrant under the guidance provided by Emerging Issues Task Force Issue No. 96-18 (“EITF 96-18”), “Accounting for Equity instruments that are issued to other than employees for acquiring, or in conjunction with selling, goods or services”. The Company used Black-Scholes model for calculating the fair value. The following table illustrates the major assumptions used to calculate the fair value:

2006
Expected volatility	88% - 105%
Weighted-average volatility	97%
Expected dividends	0%
Risk-free rate	3.9%
Expected term	3.5 years

Using the assumptions mentioned in the table above, the Company valued the warrant at $6.2 million, which would be expensed over the term that the performance is expected to be provided, which the Company estimated to be 2.5 years. The Company recorded an expense related to this warrant of $625,000 and $0 for the three months ending March 31, 2006 and 2005, respectively. The unrecognized expense related to this warrant at March 31, 2006 and December 31, 2005 was $5.6 million and $0, respectively. The Company will remeasure the value of the warrant and adjust the expense in every reporting period.

(D) Debt

Long-Term Debt

Long-term debt at March 31, 2006 and December 31, 2005 consisted of the following (in thousands):

	March 31, 2006	December 31, 2005
Convertible promissory notes	$155,000	$155,000

The convertible promissory notes mature on December 31, 2014, and are convertible into reserved Class A shares of the Company’s common stock at $13.52 per share, subject to certain adjustments as defined in the

WORLDSPACE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

promissory note agreements. In accordance with Emerging Issues Task Force 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company may record additional interest expense upon conversion of the debt. Interest payments are due quarterly beginning March 31, 2005 or may be added to the principal balance outstanding, at the option of the Company. The related registration rights agreement provides that beginning 180 days after an IPO of the Company’s common stock, declared effective by the Securities and Exchange Commission (SEC) on August 9, 2005, the investors have the right to demand that the Company file up to three registration statements with the SEC at any time during the period defined in the related registration rights agreement, in order to sell some or all of the Class A Common Stock received upon any conversion of the convertible promissory notes. If a registration statement is not filed by the Company with the SEC by the applicable deadline, a penalty of up to 3 percent of the aggregate purchase price of the promissory notes will be imposed. Additionally, three years following the effective date of the issuance of the convertible promissory notes, the investors may require the Company to redeem the unpaid principal and accrued interest.

Line-of-Credit

WorldSpace India Private Limited, a wholly owned subsidiary of the Company, had a $1,000,000 line-of-credit to purchase inventory which expired on February 23, 2006 and was not renewed. The Company and four directors of WorldSpace India Private Limited had previously guaranteed the debt. Substantially the entire inventory was collateralized to secure the debt. The outstanding balance as of March 31, 2006 and December 31, 2005, was $0.

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

For the three month periods ended March 31, 2006 and 2005, options, restricted stock awards, restricted stock units, warrants and other convertible securities to purchase approximately 32.6 and 29.6 million shares of common stock, respectively, were outstanding, but not included in the computation of diluted earnings per share, because the effect would be anti-dilutive.

WORLDSPACE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(G) Commitments and Contingencies

Leases

The Company leases office space under non-cancelable operating leases that expire through 2016. As of March 31, 2006 minimum annual rental commitments under these leases are:

(in thousands)
April - December 2006	$2,590
2007	3,077
2008	2,566
2009	2,341
2010	2,396
Thereafter	4,079

$17,049

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

Design and Production Agreement

The Company is committed to purchasing 722,445 satellite radio receiver chipsets for approximately $17.3 million at March 31, 2006. The Company has recorded a liability; equal to the excess of the aggregate purchase price over the expected sales price, of $12.3 million and $12.0 million at March 31, 2006 and December 31, 2005, respectively, as accrued purchase commitment in the accompanying consolidated balance sheets. The difference between the liability at March 31, 2006 and December 31, 2005 is the result of changes in the exchange rates of foreign currencies.

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

WORLDSPACE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(I) Recent Accounting Pronouncements

In December 2005, the Emerging Issues Task Force (“EITF”) issued EITF No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” to clarify under what circumstances two or more transactions with the same counterparty (counterparties) should be viewed as a single nonmonetary transaction within the scope of Accounting Principles Board (“APB”) Opinion No. 29, “Accounting for Nonmonetary Transactions.” In addition, EITF No. 04-13 clarifies whether there are any circumstances under which the transactions should be recognized at fair value if nonmonetary transactions within the scope of APB No. 29 involve inventory. EITF No. 04-13 is effective for new arrangements entered into, or modifications or renewals of existing arrangements, in interim or annual periods beginning after March 15, 2006. The adoption of EITF No. 04-13 will not have a material impact on our financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123R (“SFAS No. 123R”), “Share-Based Payments.” This statement revises SFAS No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS No. 123R requires companies to recognize expense over the employee’s requisite service period in the income statement for the grant-date fair value of awards of share-based payments including equity instruments and stock appreciation rights. SFAS No. 123R also clarifies and expands guidance in several areas, including measuring fair value, defining requisite service period, accounting for liability awards and accounting for tax benefits. We adopted SFAS No. 123R as of January 1, 2006. The adoption of SFAS No. 123R did not have a material impact on our financial position, results of operations or cash flows due to limited number of stock options issued after the adoption and a limited number of non-vested stock options carried forward from the previous years.

(J) Geographic Areas

The following tables present summary operating information by geographic segment for the three months ended March 31, 2006 and 2005:

	Geographical Area Data
	Three Months ended March 31,
	2006	2005
	(in thousands)
Revenue
United States	$765	$1,025	(1)
France	321	615
Kenya	220	244
South Africa	220	262
Singapore	15	16
India	1,842	283
Other foreign countries	97	110

	$3,480	$2,555

Customers from which 10 percent or more of revenue is derived.

(1)	Includes $0.3 million from USAID

Long-lived Segment Assets:

	March 31,
	2006	2005
	(in thousands)
United States	$398,186	$449,766
Foreign countries	3,937	1,686

Excludes deferred financing costs, restricted cash and investments and investments in affiliates and other assets.

Item 2. Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto included herewith, and with our Management’s Discussion and Analysis of Financial Condition and Results of Operations and audited Consolidated Financial Statements and Notes thereto for the year ended December 31, 2005, which is included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2006.

Our first quarter 2006 highlights include the following:

•	Addition of over 38,000 new subscribers during the quarter and growing our global subscriber base to over 153,000 subscribers at March 31, 2006

•	Introduction of 3 new programming channels, including Fox Sports, Ranin & Min Zaman

•	Launched in Kolkata, extending WorldSpace presence to 10 cities in India, with 63 million people, including 35 million in the top three economic segments.

•	Continued expansion of our distribution and geographic presence in India, including at the end of the quarter having over 895 retail points of presence in 10 cities

•	Signed up a high-profile brand ambassador, AR Rahman, a top music director and composer in India.

•	Distribution alliances with Planet M and Music World, leading retailers of music in India

•	Marketing alliance with Barista & Café Coffee Day, leading coffee chains in India

Summary Operating Metrics

The key metrics we use to monitor our business growth and our operational results are: ending subscribers, Average Monthly Subscription Revenue Per Subscriber (“ARPU”), Subscriber Acquisition Cost (“SAC”), Cost Per Gross Addition (“CPGA”) and EBITDA presented as follows:

	Three months ended March 31,
	2006		2005
Net Subscriber Additions	38,131		18,233
India	37,149		13,395
ROW (5)	982		4,838

Total EOP Subs	153,437		52,503
India	111,723		21,730
ROW (5)	41,714		30,773

ARPU (1)	$3.93		$5.66
ARPU (India)	3.06		2.59
ARPU (ROW) (5)	5.90		7.65

SAC (2)	$41		$4
SAC(India)	42		10
SAC(ROW) (5)	0	*	0	*

CPGA (3)	$135		$80
CPGA(India)	128		120
CPGA(ROW) (5)	202		41

EBITDA (4)	$(31,202)		$1,484

(1)	Average Monthly Subscription Revenue Per Subscriber (“ARPU”)—Please see definition and further discussion under Average Monthly Subscription Revenue Per Subscriber under “Managements Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Three months ended March 31, 2006 compared with Three months ended March 31, 2005—Revenue”
(2)	SAC—Please see definition and further discussion under Subscriber Acquisition Cost under “Managements Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Three months ended March 31, 2006 compared with Three months ended March 31, 2005—Cost of services”
(3)	CPGA—Please see definition and further discussion under Cost Per Gross Addition under “Managements Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Three months ended March 31, 2006 compared with Three months ended March 31, 2005—Operating expense”
(4)	EBITDA—We refer to net loss before interest income, interest expense, income taxes, depreciation and amortization as “EBITDA”. EBITDA is not a measure of financial performance under generally accepted accounting principles. We believe EBITDA is often a useful measure of a company’s operating performance and is a significant basis used by our management to measure the operating performance of our business. Because we have funded and completed the build-out of our system through the raising and expenditure of large amounts of capital, our results of operations reflect significant charges for depreciation, amortization and interest expense. EBITDA, which excludes this information, provides helpful information about the operating performance of our business, apart from the expenses associated with our physical plant or capital structure. EBITDA is frequently used as one of the bases for comparing businesses in our industry, although our measure of EBITDA may not be comparable to similarly titled measures of other companies. EBITDA does not purport to represent operating loss or cash flow from operating activities, as those terms are defined under generally accepted accounting principles and should not be considered as an alternative to those measurements as an indicator of our performance.
(5)	ROW—Rest of World: All other operating regions excluding India.
*	SAC (ROW) for the three months ended March 31, 2006 and 2005 was negative, indicating a positive margin from the sale of equipment and therefore was denoted with a zero value whereas India’s SAC represents negative margins resulting from its costs exceeding its revenues.

	Three months ended March 31,
	2006	2005
Reconciliation of Net Loss to EBITDA
Net Loss as reported	$(29,194)	$(9,248)
Addback non-EBITDA items included in net loss:
Interest income	(2,946)	(688)
Interest expense	2,299	2,855
Depreciation & amortization	14,746	14,703
Deferred income tax benefit	(16,107)	(6,138)

EBITDA	$(31,202)	$1,484

Results of Operations

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three-Months ended March 31, 2006 and 2005

	Three Months ended March 31,
	2006	2005
	(in thousands, except share information)
Revenue
Subscription revenue	$1,602	$797
Equipment revenue	1,076	418
Other revenue	802	1,340

Total Revenue	3,480	2,555

Operating Expenses
Cost of Services (excludes depreciation, shown separately below)
Satellite and transmission, programming and other	7,081	3,841
Cost of equipment	3,156	369
Research and development	654	22
Selling and marketing	6,387	1,434
General and administrative	13,911	8,798
Stock-based compensation (1)	3,123	711
Depreciation and amortization	14,746	14,703

Total Operating Expenses	49,058	29,878

Loss from Operations	(45,578)	(27,323)

Other Income (Expense)
Gain on extinguishment of debt	—	14,130
Interest income	2,946	688
Interest expense	(2,299)	(2,855)
Other	(370)	(26)

Total Other Income (Expense)	277	11,937

Loss Before Income Taxes	(45,301)	(15,386)
Income Tax Benefit	16,107	6,138

Net Loss	$(29,194)	$(9,248)

Loss per share—basic and diluted	$(0.79)	$(0.40)

Weighted Average Number of Shares Outstanding	36,928,965	23,211,317

_____________ (1) Allocation of stock based compensation to operating expenses:

Satellite, transmission, programming and other	$184	$13
Selling, general and administrative	$2,939	$698

See accompanying notes to unaudited condensed consolidated financial statements.

Three months ended March 31, 2006 compared with three months ended March 31, 2005

Revenue

The table below presents our operating revenue for the three months ended March 31, 2006 and 2005, together with the relevant percentage of total revenue represented by each revenue category.

	Three months ended March 31,
	2006		2005
	($ in thousands)
Revenue:
Subscription	$1,602	46.0%	$797	31.2%
Equipment sales	1,076	30.9%	418	16.4%
Other	802	23.1%	1,340	52.4%

Total revenue:	$3,480	100.0%	$2,555	100.0%

Total revenue for the three months ended March 31, 2006 was $3.5 million, a 36.2% increase compared with $2.6 million for the three months ended March 31, 2005. This was primarily due to increased revenue from subscribers to our DARS service and equipment sales, offset by a reduction in revenue from government service contracts and capacity leases. The mix of our revenue changed during 2005 as we emerged from development stage and deployed newly acquired financial resources to implement our India-focused subscription sales business plan.

Subscription revenue. Subscription revenue for the three months ended March 31, 2006 was approximately $1.6 million, an increase of 101.0 % compared with $0.8 million generated in the three months ended March 31, 2005. This increase in subscription revenues was primarily due to the increase in our paying subscribers as we launched service in ten cities in India (Ahmedabad, Bangalore, Chandigarh, Chennai, Hyderabad, Kochi, Kolkata, Mumbai, New Delhi and Pune). We expect to significantly increase subscription revenues in 2006 as we expand our service to the next level of cities in India, generally with a population of at least 1 million each, and broaden further to the towns surrounding these major metropolitan areas.

Average Monthly Subscription Revenue Per Subscriber (ARPU).

Blended ARPU (for India and ROW) was $3.93 for the three months ended March 31, 2006 and $5.66 for the three months ended March 31, 2005. The reduction in blended ARPU for 2006 compared to 2005 resulted from the shift of the subscribers’ weight in India where single market ARPU is lower than other markets. However India ARPU increased quarter over quarter. ARPU from India was $3.06 for the three months ended March 31, 2006, and $2.59 for the three months ended March 31, 2005. In July 2005, we increased the annual subscription pricing by 50% to Rs. 1800 (approximately $40) from Rs. 1200 (approximately $27). The increase in the monthly subscription price took effect for all billing cycles on or after July 7, 2006. We expect total blended ARPU to decrease for 2006 as we expect the majority of our subscribers to come from our India market relative to other regions (where we sell a global subscription package ranging from $5.00 per month to $9.99 per month).

Equipment sales revenue. Equipment sales revenue was approximately $1.1 million for the three months ended March 31, 2006, an increase of 157.6 % compared with $0.4 million for the three months ended March 31, 2005. This increase was primarily due to increased unit sales in India. We sold approximately 52,400 receivers in the three months ended March 31, 2006, compared with approximately 5,400 receivers sold in the three months ended March 31, 2005.

Other revenue. Other revenue for the three months ended March 31, 2006 was $0.8 million, a decrease of 40.2% compared with $1,340 million for the three months ended March 31, 2005. This decrease was primarily due to a reduction in capacity lease revenue and government services revenue. Other revenue primarily consists of capacity lease revenue and government services revenue.

Capacity lease revenue. Satellite capacity leasing revenue for the three months ended March 31, 2006 was $0.2 million, a decrease of 60.0 % compared with $0.4 million for the three months ended March 31, 2005. This decrease was a result of a reduction in the number of broadcasters contracting to use our satellite capacity for their broadcasts as we shifted focus toward acquiring new subscribers and away from the capacity leasing business.

Government services revenue. Government services revenue for the three months ended March 31, 2006 was $0.2 million, a decrease of 51.3 % compared with $0.4 million for the three months ended March 31, 2005. Government services revenues decreased as we completed the Pakistan Education Initiative (PEI) contract in June 2005, partially offset by the entry into a government contract in the third quarter. Government services revenue included minimal equipment sales for both periods.

Miscellaneous other revenue. Other revenue (including licensing/manufacturing income and syndication income) for the three months ended March 31, 2006 was $0.5 million, a decrease of 18.8 % compared with $0.6 million, in the three months ended March 31, 2005. This decrease was principally due to reduction in revenue from a contract completed with the European Union, offset by a new data service contract launched in the fourth quarter of 2005.

Cost of services

The table below presents our costs of services for the three months ended March 31, 2006 and 2005, together with the relevant percentages of total cost of services for each cost category.

	Three months ended March 31,
	2006		2005
	($ in thousands)
Cost of services:
Engineering & broadcast operations	$4,421	43.2%	$2,549	60.5%
Content & programming	1,730	16.9%	955	22.7%
Customer care, billing & collection	586	5.7%	42	1.0%
Cost of equipment	3,156	30.8%	369	8.8%
Other cost of services	344	3.4%	295	7.0%

Total cost of services:	$10,237	100.0%	$4,210	100.0%

Total cost of services for the three months ended March 31, 2006 was $10.2 million, a 143.2 % increase compared with $4.2 million in the three months ended March 31, 2005. This increase was primarily due to increases in the engineering and broadcast operations, and cost of equipment.

Engineering and broadcast operations. Engineering and broadcast expense, including the cost of operating our two satellites, ground control systems and telecommunications links as well as our in-orbit insurance, for the three months ended March 31, 2006 was $4.4 million, an increase of 73.5 % compared with $2.5 million in the three months ended March 31, 2005. This increase was primarily due to an increase in in-orbit insurance as we renewed policies on our AfriStar and AsiaStar satellites in April 2005, offset by a pricing adjustment related to satellite monitoring services provided by a vendor.

Content and programming. Content and programming expense, which includes content production, music royalties and other content acquisition costs, for the three months ended March 31, 2006 was $1.7 million, an increase of 81.2 % compared with $1.0 million for the three months ended March 31, 2005. These expenses increased as we increased staffing levels to support the launch of 23 new channels, including 8 additional channels specifically for the Indian market. New channels included PLAY, the first 24 hour sports talk channel in that market. We expect content costs to continue to increase in 2006 as we launch additional channels for India and other markets, and introduce several channels programmed in a live format. We intend to launch several additional channels for our India market including regional music and lifestyle programs in Urdu, Gujarati, and Marathi, and business, comedy, children and educational channels.

Customer care, billing & collection. Customer care, billing and collections expense for the three months ended March 31, 2006 was $0.6 million, an increase of 1,295.3 % compared to $42,000 for the three months ended March 31, 2005. This increase was due to increased volume of subscriber related activities, which required us to significantly expand our call center activities, hire additional staff, and bring our call center function in-house. These expenses are expected to increase as we continue to add subscribers throughout 2006, and replace our current proprietary subscriber management system with a Portal solution for billing, collection & customer care software.

Cost of Equipment. Cost of equipment for the three months ended March 31, 2006 was $3.2 million, an increase of 755.3 % compared with $0.4 million, in the three months ended March 31, 2005. Cost of equipment increased due to an increased number of receivers being sold in India as we focused on ramping up subscriptions in that market. We expect this trend to continue as we aggressively ramp up our subscribers additions throughout 2006.

Subscriber Acquisition Cost (SAC)

Total blended SAC (for India and ROW) calculated based on unit sales to our distributors, was approximately $ 41 per subscriber for the three months ended March 31, 2006 and $4 for the three months ended March 31, 2005. SAC for India, was approximately $ 42 per subscriber for the three months ended March 31, 2006 and approximately $ 10 per subscriber for the three months ended March 31, 2005.

Other cost of services. Other cost of services remained relatively flat for the three months ended March 31, 2006 and 2005. Other costs include subscription revenue share, Thompson technology fee, development & technology expenses and cost to service the government services activities.

Operating expense

The table below presents our operating expense for the three months ended March 31, 2006 and 2005, together with the relevant percentage increase (decrease) year-over-year.

	three months ended March 31,
	2006	2005	Percent increase (decrease)
Operating expense:
Cost of Services	$10,237	4,210	143.2%
Research & Development	654	22	2,872.7%
Selling and Marketing	6,387	1,434	345.4%
General & Administrative	13,911	8,798	58.1%
Stock-based compensation	3,123	711	339.2%
Depreciation and amortization	14,746	14,703	0.3%

Total operating expense:	$49,058	$29,878	64.2%

Total operating expense for the three months ended March 31, 2006 was $49.1 million, a 64.2 % increase compared with $29.9 million for the three months ended March 31, 2005. This increase was primarily due to increases in our cost of services (discussed above), selling and marketing, and general and administrative expense. Our increase in research & development expense is due to recognition of the fair value of the warrant related to ongoing work to obtain an operational chipset developed with substantial support from XM under the terms of our co-operation agreement with XM. Our selling and marketing expense for the three months ended March 31, 2006 was $6.4 million, an increase of 345.4 % compared with $1.4 million in the three months ended March 31, 2005. This increase was primarily due significantly increased marketing activity as we ramped up our advertising presence in our launched markets. Our general and administrative expense for the three months ended

March 31, 2006 was $13.9 million, an increase of 58.1 % compared with $8.8 million in the three months ended March 31, 2005. This increase was primarily due to a $1.9 million increase in headcount expense as we increased staffing to execute on our business plan, and a $2.0 million increase in outside services (primarily temporary consultants, and technical & regulatory services). Our stock based compensation expense was $3.1 million in the three months ended March 31, 2006 an increase of 339.2 % compared with $0.7 million in the three months ended March 31, 2005. This increase was due to a restricted stock granted to employees in connection with our initial public offering in August 2005. The Company granted employees restricted stock awards, effective August 3, 2005, which except for certain key executives, vest over a three year period. Restricted stock vesting issued to certain key executives has been extended through January 3, 2007. Depreciation and amortization expense for the three months ended March 31, 2006 and the three months ended March 31, 2005 remained relatively constant at $14.7 million.

Cost Per Gross Addition (CPGA)

Total blended CPGA expense (for India and ROW) was approximately $6.3 million for the three months ended March 31, 2006 and approximately $0.7 million for the three months ended March 31, 2005. CPGA for India was approximately $5.7 million for the three months ended March 31, 2006 and approximately $0.5 million for the three months ended March 31, 2005. Unit blended CPGA (for India and ROW), was approximately $135 for the three months ended March 31, 2006 and approximately $80 for the three months ended March 31, 2005. CPGA for India, was approximately $128 for the three months ended March 31, 2006 and approximately $120 for the three months ended March 31, 2005. Going forward, we expect CPGA to decline as we amortize our fixed sales & marketing expenditure over an increasing number of gross subscriber additions.

Other income (expense)

Interest income. Interest income for the three months ended March 31, 2006 was $2.9 million, an increase of 328.2 % compared with $0.7 million in the three months ended March 31, 2005. This increase was due to increased average cash balances as a result of our recent financing activities.

Interest expense. Interest expense for the three months ended March 31, 2006 was $2.3 million, a decrease of 19.4 % compared with $2.9 million in the three months ended March 31, 2005. This decrease was primarily due to the extinguishments of debt related to the Alcatel settlement in the three months ended March 31, 2005.

Other income (expense). Other expense for the three months ended March 31, 2006 was $0.4 million compared with $0.0 million of expense recorded in the three months ended March 31, 2005. We also recorded a gain on extinguishment of debt of $14.1 million related to the Alcatel settlement in the first quarter of 2005.

Income tax

During the three months ending March 31 2006, the Company recorded an income tax benefit of $16.1 million compared to $6.1 million for the three months ending March 31, 2005 due to higher current net loss. This benefit is the result of current period operating losses and release of a partial valuation allowance against certain foreign net operating losses.

LIQUIDITY AND CAPITAL RESOURCES

Overview

As of March 31, 2006, we had cash and cash equivalents of $47.1 million, and marketable securities of $201.6 million. Cash and cash equivalents and marketable securities decreased $27.2 million during the three months ended March 31, 2006. This decrease resulted from $25.1 million used in operating activities, $34.9 million provided by investing activities, and $0.5 million provided by financing activities. Cash flows used in operations includes the net loss of $29.2 million, offset in part by $1.4 million benefit from working capital and $2.7 million in non cash expenses included in net loss. Investing activities consisted mainly of $37.5 million in net sales of marketable securities, $1.7 million used for the purchase of property and equipment and $0.9 million used for purchase of satellite and related systems. Financing activities consisted of $1.5 million from the sale of common stock, offset by a $1.1 million increase in restricted cash for certain lease obligations.

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

Uses of Cash

Our cash used during the three months ended March 31, 2006, consisted primarily of funding operating expenses, and working capital.

Future Operating Liquidity and Capital Resource Requirements

Based upon our current plans, we believe that our cash, cash equivalents and marketable securities will be sufficient to cover our estimated funding needs for at least the next 12 months. Our financial projections are based on assumptions which we believe are reasonable but contain significant uncertainties.

We intend to use our existing cash reserves to execute our business plan, which includes the build-out of a terrestrial repeater network; service launch in key cities and marketing expenses related to subscriber acquisitions in India; business development activities in China, Western Europe and other selected markets within our broadcast coverage area. We expect that the majority of our expenditures in 2006 will be directed towards sales and marketing activities, including developing subscriber operations, increasing content and programming development, capital expenditures, operating and corporate expenses including interest, tax payments, research, development and manufacture of our mobile receivers and terrestrial repeaters.

Our business is in its early stages, and we regularly evaluate our plans and strategy. These evaluations may result in changes to our plans and strategy, some of which may be material and significantly change our cash requirement. Our business plan is based on estimates regarding expected future costs and expected revenue. Our costs may exceed or our revenues may fall short of our estimates, our estimates may change, and future developments may affect our estimates. Furthermore, we will require additional cash to fully launch our business in China and Western Europe and fund the cost to modify and launch our spare satellite.

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

Capital expenditures

We have spent approximately $738 million on capital expenditures related to the development and launch of our satellites, for our ground systems and for property and equipment. We expect to spend additional amounts to enhance our infrastructure with terrestrial repeaters. We expect to start our terrestrial repeater network build-out in key metropolitan areas in India next year, assuming we obtain the necessary regulatory approvals, and the total cost to cover these major metropolitan areas will be approximately $20 million. This amount will need to be reviewed as we conduct further topographical analysis. We also expect to start our terrestrial repeater build out in Bahrain, however we do not expect this cost to be significant. Until we receive the final approvals from China’s regulatory agencies, we will not start the build-out of a terrestrial repeater network in China. We do not envision this project starting in the next 12 months. We expect the total network in China to cost a similar amount as India in its initial stages. Our future capital expenditures will depend on our business strategy and our response to business opportunities and trends in our industry and our markets.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency

As a global company, we are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany balances between subsidiaries that operate in different functional currencies and transactions with customers, suppliers and employees that are denominated in foreign currencies. Our objective is to minimize our exposure to these risks through our normal operating activities and, where appropriate, to have these transactions denominated in United States dollars. For the three months ended March 31, 2006, approximately 53% of our total revenues and 26% of total operating expenses were denominated in foreign currencies. The following table shows approximately the split of these foreign currency exposures by principal currency:

	Foreign Currency Exposure at March 31, 2006				Other	Total Exposure
	Euro	Indian Rupee	Kenyan Shilling	South African Rands
Total Revenues (three months ended March 31, 2006)	18%	52%	12%	12%	6%	100%

Total Cost of Revenues and Operating Expenses (three months ended March 31, 2006)	29%	37%	3%	4%	27%	100%

For the three months ended March 31, 2005, approximately 60% of our total revenues and 19% of our total operating expenses were denominated in foreign currencies.

Interest Rates

Our market risk from changes in interest rates is not material because our long-term debt only includes the Convertible Notes which have a fixed interest rate.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that have been designed to ensure that information related to the Company is recorded, processed, summarized and reported on a timely basis. The Company has established a Disclosure Committee that is responsible for accumulating potentially material information regarding the Company’s activities and considering the materiality of this information. The Disclosure Committee is also responsible for making recommendations regarding disclosure and communicating this information to our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure. The Company’s Disclosure Committee comprises our senior legal official, chief financial officer, chief operating officer, corporate controller, head of internal audit and certain other members of the Company’s finance department.

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

Changes in Internal Control over Financial Reporting. The Company has instituted control improvements, including hiring additional key accounting personnel and instituting a greater level of internal control consciousness. In addition, during the quarter ended March 31, 2006, the Company added further controls by implementing additional review procedures over the selection, application and monitoring of appropriate accounting policies, and increasing oversight of its overseas subsidiaries. There have been no additional changes in its respective internal control over financial reporting during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, our respective internal control over financial reporting.

Part II—Other Information

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Use of proceeds .

On August 3, 2005, the Company’s registration statement on Form S-1 (Commission File No. 333-124044) became effective. The aggregate proceeds of the offering were $249.2 million, of which the aggregate gross proceeds to the Company were approximately $241.5 million. Net proceeds to the Company were approximately $221.0 million. The Company incurred expenses in connection with the offering of $20.5 million which included direct payments of: (i) $3.4 million in legal, accounting and printing fees; (ii) $16.9 million in underwriters’ discounts, fees and commissions payable by the Company and (iii) $0.2 million in miscellaneous expenses. None of the offering expenses were paid to directors, officers, ten percent stockholders or affiliates of the Company.

From the effective date of the offering through March 31, 2006, the Company held approximately $221.0 million of the net proceeds from the offering, all of which are invested in short-term marketable securities and money market instruments.

(c) Not applicable.

Item 3. Defaults Upon Senior Securities

(a) Not applicable.

(b) Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended March 31, 2006.

Item 5. Other Information

(a) Not applicable.

(b) Not applicable.

Item 6. Exhibits

10.1	Cooperation agreement, dated April 4, 2006, between WorldSpace (China) Information Technology Ltd. And Xi’an Tongshi Technology Limited (filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K on April 10, 2006, SEC File No. 000-51466, and incorporated by reference).

10.2	Fourth Amendment, dated as of February 28, 2006, to the Royalty Agreement dated as of September 30, 2003, among Stonehouse Capital Ltd., WorldSpace, Inc., a Maryland corporation, WorldSpace International Network Inc. and WorldSpace Satellite Company Ltd. (filed as Exhibit 10.3(b) to the Company’s Annual Report on Form 10-K on March 31, 2006, SEC File No. 000-51466, and incorporated by reference).

31.1	Certification of the Chief Executive Officer of WorldSpace, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of WorldSpace, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer of WorldSpace, Inc. pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of WorldSpace, Inc. pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLDSPACE, INC.
(Registrant)

By:	/s/ NOAH A. SAMARA
Noah A. Samara Chairman, Chief Executive Officer and President

/s/ SRIDHAR GANESAN
Sridhar Ganesan Executive Vice President–Chief Financial Officer

Dated: May 12, 2006

EXHIBIT INDEX

Exhibit No.
10.1	Cooperation agreement, dated April 4, 2006, between WorldSpace (China) Information Technology Ltd. And Xi’an Tongshi Technology Limited (filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K on April 10, 2006, SEC File No. 000-51466, and incorporated by reference).

10.2	Fourth Amendment, dated as of February 28, 2006, to the Royalty Agreement dated as of September 30, 2003, among Stonehouse Capital Ltd., WorldSpace, Inc., a Maryland corporation, WorldSpace International Network Inc. and WorldSpace Satellite Company Ltd. (filed as Exhibit 10.3(b) to the Company’s Annual Report on Form 10-K on March 31, 2006, SEC File No. 000-51466, and incorporated by reference).

31.1	Certification of the Chief Executive Officer of WorldSpace, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of WorldSpace, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer of WorldSpace, Inc. pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of WorldSpace, Inc. pursuant to Section 906 of Sarbanes-Oxley Act of 2002