Form 10-Q
period 2006-06-30
WorldSpace, Inc
filed 2006-08-14
CIK 1315054

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2006

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of August 10, 2006)
CLASS A COMMON STOCK, $0.01 PAR VALUE	21,341,092
CLASS B COMMON STOCK, $0.01 PAR VALUE	17,426,443

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

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

WORLDSPACE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three-Months and Six-Months ended June 30, 2006 and 2005

	Three months ended June 30,		Six Months ended June 30,
	2006	2005	2006	2005
	(in thousands, except share and per share data)
Revenue
Subscription revenue	$1,928	$799	$3,530	$1,596
Equipment revenue	698	558	1,774	976
Other revenue	1,133	971	1,935	2,311

Total Revenue	3,759	2,328	7,239	4,883

Operating Expenses
Cost of Services (excludes depreciation, shown separately below)
Satellite and transmission, programming and other	6,681	3,391	13,762	6,869
Cost of equipment	2,314	581	5,470	1,024
Research and development	(163)	25	491	46
Selling and marketing	5,140	2,073	11,527	3,507
General and administrative	14,111	8,887	28,022	18,050
Stock-based compensation (1)	4,064	276	7,187	987
Depreciation and amortization	14,708	14,702	29,454	29,406

Total Operating Expenses	46,855	29,935	95,913	59,889

Loss from Operations	(43,096)	(27,607)	(88,674)	(55,006)

Other Income (Expense)
Gain on extinguishment of debt	—	—	—	14,130
Interest income	3,094	914	6,040	1,602
Interest expense	(2,326)	(2,307)	(4,625)	(5,162)
Other	(2,444)	875	(2,814)	922

Total Other Income (Expense)	(1,676)	(518)	(1,399)	11,492

Loss Before Income Taxes	(44,772)	(28,125)	(90,073)	(43,514)
Income Tax Benefit	8,111	6,105	24,218	12,243

Net Loss	$(36,661)	$(22,020)	$(65,855)	$(31,271)

Loss per share—basic and diluted	$(0.98)	$(0.95)	$(1.78)	$(1.35)

Weighted Average Number of Shares Outstanding	37,240,585	23,211,317	37,085,353	23,211,317

_____________ (1) Allocation of stock based compensation to operating expenses:

Satellite, transmission, programming and other	$162	$8	$346	$20
Selling, general and administrative	$3,902	$268	$6,841	$967

See accompanying notes to unaudited condensed consolidated financial statements.

WORLDSPACE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2006 and December 31, 2005

	June 30, 2006	December 31, 2005
	Unaudited
	(in thousands, except share data)
Assets
Current Assets
Cash and cash equivalents	$14,586	$36,925
Marketable securities	204,133	239,048
Accounts receivable, net	2,767	3,000
Prepaid expenses	3,610	4,486
Inventory, net	5,407	4,922
Other current assets	5,510	2,370

Total Current Assets	236,013	290,751

Restricted Cash and Investments	6,102	4,588
Property and Equipment, net	18,171	16,811
Satellites and Related Systems, net	371,964	397,463
Deferred Financing Costs, net	12,908	13,667
Other Assets	1,248	1,207

Total Assets	$646,406	$724,487

Liabilities and Shareholders’ Deficit
Current Liabilities
Accounts payable	$17,257	$19,631
Accrued expenses	15,611	14,407
Income taxes payable	20,000	20,000
Accrued purchase commitment	12,969	11,954
Accrued interest	1,934	1,953
Deferred tax liability	1,498	1,998

Total Current Liabilities	69,269	69,943

Long-term Debt	155,200	155,000
Deferred Tax Liability	151,823	175,566
Other Liabilities	3,968	2,256
Contingent Royalty Obligation	1,814,175	1,814,175

Total Liabilities	2,194,435	2,216,940

Commitments and Contingencies
Minority Interest in Subsidiary	474	—
Shareholders’ Deficit
Preferred Stock, $.01 par value; 25,000,000 shares authorized; no shares issued and outstanding as of June 30, 2006	—	—
Class A Common stock, $.01 par value; 200,000,000 shares and 100,000,000 shares authorized; 19,982,016 shares and 19,365,332 shares issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	200	194
Class B Common stock, $.01 par value; 75,000,000 shares authorized; 17,426,443 shares issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	174	174
Additional paid-in capital	710,845	717,718
Deferred compensation	—	(16,621)
Accumulated other comprehensive loss	(558)	(609)
Accumulated deficit	(2,259,164)	(2,193,309)

Total Shareholders’ Deficit	(1,548,503)	(1,492,453)

Total Liabilities and Shareholders’ Deficit	$646,406	$724,487

See accompanying notes to unaudited condensed consolidated financial statements.

WORLDSPACE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months ended June 30, 2006 and 2005

	Six months ended June 30,
	2006	2005
	(in thousands)
Cash Flows from Operating Activities
Net loss	$(65,855)	$(31,271)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29,454	29,406
Gain on extinguishment of debt	—	(14,130)
Amortization of deferred financing costs	759	694
Loss on disposal of assets	1,691	—
R&D expense related to warrants	375	—
Adjustment to cost basis of satellite and related systems	—	5,834
Stock-based compensation	7,187	987
Deferred tax benefit	(24,243)	(12,243)
Other	10	597
Changes in assets and liabilities:
Accounts receivable and other assets	(2,516)	(7,032)
Accounts payable and accrued expenses	(1,170)	(22,196)
Accrued interest	(18)	(10,801)
Other liabilities	2,727	(59)

Net Cash Used in Operating Activities	(51,599)	(60,214)

Cash Flows from Investing Activities
Purchase of property and equipment, net	(4,805)	(2,277)
Purchase of satellite and related systems	(2,201)	(1,373)
Purchase of marketable securities	(259,057)	—
Maturities of marketable securities	293,972	—

Net Used in Investing Activities	27,909	(3,650)

Cash Flows from Financing Activities
Proceeds from exercise of employee stock options	2,192	—
Minority interest contributions	473	—
Proceeds from the issuance of notes payable	200	—
Increase in restricted cash, net	(1,514)	(7,160)

Net Cash Provided (Used in) by Financing Activities	1,351	(7,160)

Net (Decrease) Increase in Cash and Cash Equivalents	(22,339)	(71,024)
Cash and Cash Equivalents, beginning of period	36,925	154,362

Cash and Cash Equivalents, end of period	$14,586	$83,338

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$60	$—
Cash paid for interest	$3,864	$3,865

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

In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring entries, necessary for a fair presentation of the consolidated financial position of WorldSpace, Inc. and its subsidiaries as of June 30, 2006; the results of operations for the three and six month periods ended June 30, 2006 and 2005; and cash flows for the six months ended June 30, 2006 and 2005. Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 presentation.

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

Revenue Recognition

Revenue from the Company’s principal activities, subscription audio services and capacity leasing, is recognized as the services are provided. Revenue from subscribers, which is generally billed in advance, consists

WORLDSPACE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of fixed charges for service, which are recognized as the service is provided, and non-refundable activation fees are recognized ratably over the estimated term of the subscriber relationship. Direct activation costs are expensed as incurred. Advertising revenue is recognized in the period in which the spot announcement is broadcast. Revenue from the sale of satellite radio receivers is recognized when the product is shipped. Promotions and Discounts are treated as an offset to revenue during the period of promotion. Sales incentives, consisting of discounts to subscribers, offset earned revenue. The Company’s current policy is not to accept product returns, but if in the future, the Company were to accept product returns that are not covered under the manufacturers warranty, a sales return allowance will be established based on the guidance provided under Statement of Financial Accounting Standards (“SFAS”) No. 48. “Revenue Recognition When a Right of Return Exists” and Staff Accounting Bulletin, Topic 13A-4b.

Marketable Securities

The Company accounts for marketable securities in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company has determined that all of its investments are marketable securities to be classified as “Held-to-Maturity”. Held-to-Maturity securities are recorded at amortized cost. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in the “Interest income” line item on the accompanying consolidated statements of operations. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as held-to-maturity are included in the “Interest income” line item on the consolidated statements of operations.

We invest in highly-liquid, short-term marketable securities. As of June 30, 2006 the weighted average maturity of the marketable securities portfolio was 22 days. The unrealized losses on the marketable securities, if accounted under “Available for Sale” category, would be reported in the stockholders’ equity in the accompanying consolidated balance sheets under the caption “Accumulated Other Comprehensive Income” to an extent of $108,000.

Cash and Cash Equivalents

All liquid investments, defined as having initial maturities of three months or less, have been classified as cash equivalents. Cash equivalents, as of June 30, 2006 and December 31, 2005, consisted primarily of demand deposits and money market instruments. Cash balances in individual banks exceed insurable amounts.

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

WORLDSPACE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

At June 30, 2006, the Company has a stock-based employee compensation plan which is described below. The compensation cost charged against income under the plan was $4.1 and $7.2 million for the three month and six month periods ending June 30, 2006. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $0 for the three and six month periods ending June 30, 2006.

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

The fair value of each option award is estimated on the date of grant using Black-Scholes option pricing model (closed model) that uses the assumptions noted in the following table. Because closed models incorporate assumptions for inputs, those inputs are disclosed. Expected volatilities are based on historical volatility of the stock price of similar entities, for a period not less than the required service period, since the Company does not have a historical volatility equal to the required service period. The Company uses historical data to estimate option exercise and employee termination within the valuation model based on the employee’s career level, historical exercise behavior and other factors for valuation purposes. The expected term of options and other awards granted is derived from the guidance provided under Staff Accounting Bulletin No. 107 (“SAB 107”), “Share Based Payment”, and represents the period of time that stock based awards are expected to be outstanding. The risk-free rate for periods within the contractual life of the awards is based on the U.S. Treasury yield curve in effect at the time of grant.

2006
Expected volatility	88% -105%
Weighted-average volatility	96%
Expected dividends	0%
Risk-free rate	5.1%
Expected term	6.0 years

WORLDSPACE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of option activity:

Summary of the status of the Company’s stock option awards and units as of January 1, 2006 and changes during the six month period ending June 30, 2006 is presented below:

	Number of options	Weighted average exercise price	Weighted average contractual life remaining	Aggregate intrinsic value
Non-qualified stock options:
Outstanding as of January 1, 2006	17,559,152	$6.25	4.60 Years	$145,208,581
Granted	1,206,028	$6.28	8.04 Years	—
Exercised	304,184	$5.66	2.38 Years	$1,537,781
Forfeited/expired	126,079	$6.84	3.15 Years	$74,869
Outstanding at June 30, 2006	18,334,917	$6.26	4.50 Years	$3,420,880
Exercisable at June 30, 2006	17,354,965	$6.22	4.20 Years	$3,420,880

The weighted-average grant-date fair value of options granted during the three and six month periods ending June 30, 2006 was $3.82 and $4.29. The total grant-date fair value of all stock based awards issued during the three and six month periods ending June 30, 2006 was $ 6.7 million and $8.1 million.

Cash received from the exercise of stock options under all share-based payment arrangements for the three month period ending June 30, 2006 and 2005 was $0.2 million and $0, respectively. Cash received from the exercise of stock options under all share-based payment arrangements for the six month period ending June 30, 2006 and 2005 was $1.7 million and $0, respectively. The actual tax benefit realized for the tax deductions from option exercise of the share-based arrangements totaled $0, for the three and six month periods ending June 30, 2006 and 2005.

Summary of the status of the Company’s nonvested restricted share awards and units as of January 1, 2006 and changes during the six month period ending June 30, 2006 is presented below:

	Shares	Aggregate Grant Date Fair Value	Weighted average grant date fair value
Nonvested restricted shares:
Nonvested at January 1, 2006	1,842,133	$38,666,372	$20.99
Granted	437,597	$2,916,642	$6.67
Vested	312,500	$6,559,375	$20.99
Forfeited/Expired	37,777	792,939	$20.99
Nonvested at June 30, 2006	1,929,453	$34,230,700	$17.74

Summary of the status of the Company’s nonvested stock options as of January 1, 2006 and changes during the six month period ending June 30, 2006 is presented below:

	Shares	Aggregate Grant Date Fair Value	Weighted average grant date fair value
Nonvested stock options:
Nonvested at January 1, 2006	44,485	$431,109	$9.69
Granted	1,206,028	$5,169,535	$4.29
Vested	255,639	$563,519	$2.20
Forfeited	14,922	$136,568	$9.15
Nonvested at June 30, 2006	979,952	$4,900,557	$5.00

WORLDSPACE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30, 2006, there was $14.4 million of total unrecognized compensation related to restricted stock awards, units and options granted under the plan. That cost is expected to be recognized over a weighted-average period of 2.2 years. A total of 312,500 restricted shares were vested during the three month period ending June 30, 2006.

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

2006
Expected volatility	88% - 104%
Weighted-average volatility	96%
Expected dividends	0%
Risk-free rate	5.1%
Expected term	3.2 years

Using the assumptions mentioned in the table above, the Company re-valued the warrant at $1.9 million, which would be expensed over the term that the performance is expected to be provided, which the Company estimated to be 2.5 years starting January 1, 2006. The Company recorded an expense of $375,000 related to this warrant under “Research and Development” for the six months ending June 30, 2006. The unrecognized expense related to this warrant at June 30, 2006 and December 31, 2005 was $1.5 million and $0, respectively. The Company will remeasure the value of the warrant and adjust the expense in every reporting period until the expiration date.

(D) Debt

Long-Term Debt

Long-term debt at June 30, 2006 and December 31, 2005 consisted of the following (in thousands):

	June 30, 2006	December 31, 2005
Convertible promissory notes	$155,000	$155,000
Notes payable	200	—

	$155,200	$155,000

WORLDSPACE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The convertible promissory notes were issued on December 31, 2004 and mature on December 31, 2014, and are convertible into reserved Class A shares of the Company’s common stock at $13.52 per share. Interest payments are due quarterly or may be added to the principal balance outstanding, at the option of the Company. The related registration rights agreement provides that beginning 180 days after an IPO of the Company’s common stock, declared effective by the Securities and Exchange Commission (SEC) on August 3, 2006, the investors have the right to demand that the Company file up to three registration statements with the SEC at any time during the period defined in the related registration rights agreement, in order to sell some or all of the Class A Common Stock received upon any conversion of the convertible promissory notes. If a registration statement is not filed by the Company with the SEC by the applicable deadline, a penalty of up to 3 percent of the aggregate purchase price of the promissory notes will be imposed. Additionally, three years following the effective date of the issuance of the convertible promissory notes, the investors may require the Company to redeem the unpaid principal and accrued interest.

In June 2006, we received $200,000 from the Montgomery County of the State of Maryland under the Economic Development Fund as a contingent loan. This loan could be converted into a grant if the company maintains a specified number of employees on a particular maturity date and is in compliance with certain other terms of the agreement. The loan has a 5% annual interest rate. As of June 30, 2006, under the terms of the loan, the company was contingently obligated to repay the loan principal together with accrued interest.

Line-of-Credit

WorldSpace India Private Limited, a wholly owned subsidiary of the Company, had a $1,000,000 line-of-credit to purchase inventory which expired on February 23, 2006 and was closed. The Company and four directors of WorldSpace India Private Limited had previously guaranteed the debt. Substantially the entire inventory is collateralized to secure the debt. The outstanding balance as of June 30, 2006 and December 31, 2005, was $0.

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

For the three and six month periods ended June 30, 2006 and 2005, options, warrants and other convertible securities to purchase approximately 33.7 and 18.2 million shares of common stock, respectively, were outstanding, but not included in the computation of diluted earnings per share, because the effect would be anti-dilutive.

WORLDSPACE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(G) Commitments and Contingencies

Leases

The Company leases office space under non-cancelable operating leases that expire through 2016. As of June 30, 2006 minimum annual rental commitments under these leases are:

(in thousands)
July - December 2006	$1,730
2007	3,132
2008	2,642
2009	2,427
2010	2,483
Thereafter	4,102

$16,516

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

Design and Production Agreement

The Company is committed to purchasing 722,445 satellite radio receiver chipsets for approximately $18.0 million at June 30, 2006. The Company has recorded a liability equal to the excess of the aggregate purchase price over the expected sales price, of $13.0 million and $12.0 million at June 30, 2006 and December 31, 2005, respectively, as accrued purchase commitment in the accompanying consolidated balance sheets. The difference between the liability at June 30, 2006 and December 31, 2005 is the result of changes in the exchange rates of foreign currencies.

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

WORLDSPACE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(I) Minority Interest

The Company’s Italian subsidiary, WorldSpace Italia S.r.l., is a majority-owned subsidiary of the Company’s European holding company, Viatis Satellite Radio. WorldSpace Italia’s other partner is New Satellite Radio S.r.l., an Italian company whose primary shareholder is Class Editori S.p.A., a media and broadcast corporation based in Milan. New Satellite Radio holds a 35 percent interest in WorldSpace Italia S.r.l., and has contributed $0.9 million towards capital investment. The net outstanding minority interest of New Satellite Radio S.r.l., as of June 30, 2006 was $0.5 million and is separately classified in the accompanying unaudited condensed consolidated balance sheets.

(J) Recent Accounting Pronouncements

In June 2006, the FASB Emerging Issues Task Force issued EITF No. 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation), which states that a company should disclose its accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of this Issue. If taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. The consensus would be effective for the first annual or interim reporting period beginning after December 15, 2006. The disclosures are required for annual and interim financial statements for each period for which an income statement is presented. The Company will adopt this Interpretation effective January 1, 2007. Based on the Company’s current evaluation of this Issue, the Company does not expect the adoption of EITF No. 06-3 to have a significant impact on its consolidated results of operations or financial position.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Statement shall be effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2006. The Company will adopt this Interpretation effective January 1, 2007. Based on the Company’s current evaluation of this Interpretation, the Company does not expect the adoption of FIN No. 48 to have a significant impact on its consolidated results of operations or financial position.

(K) Subsequent Events

On July 18, 2006, the Company entered into an agreement with Acorn Media Group, Inc. (“Acorn”), pursuant to which Acorn subleased excess office space at the Company’s headquarters in Silver Spring. The total minimum lease payments receivable under this agreement is $1.5 million over a period of 60 months.

WORLDSPACE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(K) Geographic Areas

The following tables present summary operating information by geographic segment for the three and six months ended June 30, 2006 and 2005:

	Geographical Area Data
	Three months ended June 30,			Six Months ended June 30,
	2006	2005		2006	2005
	(in thousands)
Revenue
United States	$635	$1,063	(1)	$1,401	$2,087	(2)
France	822	293		1,142	908
Kenya	416	184		636	428
South Africa	210	239		430	502
Singapore	17	9		32	25
India	1,563	392		3,404	675
Other foreign countries	96	148		194	258

	$3,759	$2,328		$7,239	$4,883

Customers from which 10 percent or more of revenue is derived.

(1)	Includes $0.4 million from USAID
(2)	Includes $1.4 million from USAID

Long-lived Segment Assets

	June 30, 2006	December 31, 2005
	(in thousands)
United States	$385,848	$410,866
Foreign countries	3,836	3,408

Excludes deferred financing costs, restricted cash and investments and investments in affiliates and other assets.

Item 2. Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto included herewith, and with our Management’s Discussion and Analysis of Financial Condition and Results of Operations and audited Consolidated Financial Statements and Notes thereto for the year ended December 31, 2005, which is included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2006

Our second quarter 2006 highlights include the following:

•	Added 36,985 subscribers globally, including 35,130 subscribers in India

•	Appointed Gregory B. Armstrong and Alexander P. Brown as co-Chief Operating Officers

•	Obtained approval to launch Europe’s first subscription satellite radio service in Italy

•	Launched in fourteen new markets (including Goa, Jaipur, Nagpur, and Trivendrum), extending WorldSpace presence to 24 cities and towns in India, with 82 million people, including approximately 45 million in the top three economic segments.

•	Continued expansion of our distribution and geographic presence in India, including at the end of the quarter having over 1,162 retail points of presence in 24 cities, and 6 WorldSpace lounges

•	Signed an agreement with Sodielec, a French company specializing in transmission solutions, to develop terrestrial repeater prototypes that will enable WorldSpace to expand its satellite radio and data services to automobiles across Western Europe, beginning in Italy

The gross subscriber adds in our primary target market of India were negatively affected by delays in the launching of a new marketing campaign centered around our new brand ambassador until July, delays in opening more experiential locations, changes in sale channel incentives and ineffective communication of pricing plan changes. These issues negatively affecting the second quarter subscriber counts have been identified and are being addressed.

The gross adds company-wide during the quarter were 36,985 with 35,130 of those coming from India which was negatively impacted by lower marketing spend, delays in the launching of a new marketing campaign, delays in opening more experiential locations and changes in sale channel incentives.

The larger challenge in the quarter was the potential volatility in near-term churn that we had identified in our first quarter earnings call. High second quarter-specific churn in India significantly pulled down our net additions for the quarter. This is because of the expiration during the quarter of so many of the three-month promotional subscriptions that we added during the fourth quarter of 2005 and the first quarter of 2006. As a result of those short period sales, at the end of 2005 and the first quarter, our end-of-period subscriber base contained about 50% of these 3-month subscribers. During the first half of 2006, over 74,000 subscribers came up for renewal including over 54,000 three-month subscribers and over 18,500 one-year subscribers. Of those that came up for renewal, about 65% of the three-month promotional subscribers and about 72% of the one-year subscribers have, as of July 31, renewed their subscriptions with either a one-year, six-month or two-year prepaid plan. In total, over 31,000 subscribers churned out during the first half of this year, yielding a year-to-date churn rate of about 64% per annum. The annualized churn rate is high at the end of the first half of the year compared with the 16.5% we reported at the end of the first quarter because of the inordinately high number of subscribers that came up for renewal during the second quarter combined with the relatively low gross adds during the second quarter.

But we are now seeing the trend changing and are encouraged. Currently, our subscriber mix has change such that only 30% of our end-of-June subscribers were three-month promotional subscribers and about 58% were either in a one-year or longer plan, with remaining in a six-month plan.

Summary Operating Metrics

The key metrics we use to monitor our business growth and our operational results are: ending subscribers, Average Monthly Subscription Revenue Per Subscriber (“ARPU”), Subscriber Acquisition Cost (“SAC”), Cost Per Gross Addition (“CPGA”) and EBITDA presented as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net Subscriber Additions	6,528	11,427	44,659	29,660
India	7,774	6,203	44,923	19,598
ROW (5)	(1,246)	5,224	(264)	10,062

Total EOP Subs	159,965	63,930	159,965	63,930
India	119,497	27,933	119,497	27,933
ROW (5)	40,468	35,997	40,468	35,997

ARPU (1)	$3.78	$4.39	$4.00	$5.03
ARPU (India)	2.90	2.35	2.98	2.47
ARPU (ROW) (5)	6.23	5.95	6.54	6.80

SAC (2)	$41	$2	$41	$2
SAC(India)	41	12	42	10
SAC(ROW) (5)	0	0	0	0

CPGA (3)	$131	$103	$133	$95
CPGA(India)	122	175	126	150
CPGA(ROW) (5)	262	39	225	46

EBITDA (4)	$(30,832)	$(12,030)	$(62,034)	$(10,548)

(1)	Average Monthly Subscription Revenue Per Subscriber (“ARPU”)—Please see further discussion under Average Monthly Subscription Revenue Per Subscriber under “Managements Discussion and Analysis of Financial Condition” and Results of Operations
(2)	SAC—Please see further discussion under Subscriber Acquisition Cost under “Managements Discussion and Analysis of Financial Condition and Results of Operations” and “Results of Operations—Cost of services”
(3)	CPGA—Please see further discussion under Cost Per Gross Addition under “Managements Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Operating expense”
(4)	EBITDA—We refer to net loss before interest income, interest expense, income taxes, depreciation and amortization as “EBITDA”. EBITDA is not a measure of financial performance under generally accepted accounting principles. We believe EBITDA is often a useful measure of a company’s operating performance and is a significant basis used by our management to measure the operating performance of our business. Because we have funded and completed the build-out of our system through the raising and expenditure of large amounts of capital, our results of operations reflect significant charges for depreciation, amortization and interest expense. EBITDA, which excludes this information, provides helpful information about the operating performance of our business, apart from the expenses associated with our physical plant or capital structure. EBITDA is frequently used as one of the bases for comparing businesses in our industry, although our measure of EBITDA may not be comparable to similarly titled measures of other companies. EBITDA does not purport to represent operating loss or cash flow from operating activities, as those terms are defined under generally accepted accounting principles and should not be considered as an alternative to those measurements as an indicator of our performance.
(5)	ROW—Rest of World: All other operating regions excluding India.

	Three months ended June 30,
	2006	2005
Reconciliation of Net Loss to EBITDA
Net Loss as reported	$(36,661)	$(22,020)
Addback non-EBITDA items included in net loss:
Interest income	(3,094)	(914)
Interest expense	2,326	2,307
Depreciation & amortization	14,708	14,702
Deferred income taxes benefit	(8,111)	(6,105)

EBITDA	$(30,832)	$(12,030)

	Six months ended June 30,
	2006	2005
Reconciliation of Net Loss to EBITDA
Net Loss as reported	$(65,855)	$(31,271)
Addback non-EBITDA items included in net loss:
Interest income	(6,040)	(1,602)
Interest expense	4,625	5,162
Depreciation & amortization	29,454	29,406
Deferred income taxes benefit	(24,218)	(12,243)

EBITDA	$(62,034)	$(10,548)

Results of Operations

WORLDSPACE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three-Months and Six-Months ended June 30, 2006 and 2005

	Three months ended June 30,		Six Months ended June 30,
	2006	2005	2006	2005
	(in thousands, except share and per share data)
Revenue
Subscription revenue	$1,928	$799	$3,530	$1,596
Equipment revenue	698	558	1,774	976
Other revenue	1,133	971	1,935	2,311

Total Revenue	3,759	2,328	7,239	4,883

Operating Expenses
Cost of Services (excludes depreciation, shown separately below)
Satellite and transmission, programming and other	6,681	3,391	13,762	6,869
Cost of equipment	2,314	581	5,470	1,024
Research and development	(163)	25	491	46
Selling and marketing	5,140	2,073	11,527	3,507
General and administrative	14,111	8,887	28,022	18,050
Stock-based compensation (1)	4,064	276	7,187	987
Depreciation and amortization	14,708	14,702	29,454	29,406

Total Operating Expenses	46,855	29,935	95,913	59,889

Loss from Operations	(43,096)	(27,607)	(88,674)	(55,006)

Other Income (Expense)
Gain on extinguishment of debt	—	—	—	14,130
Interest income	3,094	914	6,040	1,602
Interest expense	(2,326)	(2,307)	(4,625)	(5,162)
Other	(2,444)	875	(2,814)	922

Total Other Income (Expense)	(1,676)	(518)	(1,399)	11,492

Loss Before Income Taxes	(44,772)	(28,125)	(90,073)	(43,514)
Income Tax Benefit	8,111	6,105	24,218	12,243

Net Loss	$(36,661)	$(22,020)	$(65,855)	$(31,271)

Loss per share—basic and diluted	$(0.98)	$(0.95)	$(1.78)	$(1.35)

Weighted Average Number of Shares Outstanding	37,240,585	23,211,317	37,085,353	23,211,317

_____________ (1) Allocation of stock based compensation to operating expenses:

Satellite, transmission, programming and other	$162	$8	$346	$20
Selling, general and administrative	$3,902	$268	$6,841	$967

See accompanying notes to unaudited condensed consolidated financial statements.

Results of Operations

Three months ended June 30, 2006 compared with Three months ended June 30, 2005

Revenue

The table below presents our operating revenue for the three months ended June 30, 2006 and 2005, together with the relevant percentage of total revenue represented by each revenue category.

	Three months ended June 30,
	2006		2005
		Percent of total		Percent of total
	($ in thousands)
Revenue:
Subscription	$1,928	51.3	$799	34.3
Equipment sales	698	18.6	558	24.0
Other	1,133	30.1	971	41.7

Total revenue:	$3,759	100.0	$2,328	100.0

Total revenue for the three months ended June 30, 2006 was $3.8 million, an increase of 61.4% compared with $2.3 million for the three months ended June 30, 2005. This was primarily due to increased revenue from subscribers to our DARS service and related equipment sales. The mix of our revenue changed during 2005 as we emerged from development stage and deployed newly acquired financial resources to implement our India-focused subscription sales business plan.

Subscription revenue. Subscription revenue for the three months ended June 30, 2006 was approximately $1.9 million, an increase of 141.3 % compared with $0.8 million generated in the three months ended June 30, 2005. This increase in subscription revenues was primarily due to the increase in our paying subscribers. We expect to significantly increase subscription revenues in 2006 as we expand our subscriber base in India.

Average Monthly Subscription Revenue Per Subscriber (ARPU).

Blended ARPU (for India and ROW) was $3.78 for the three months ended June 30, 2006 and $4.39 for the three months ended June 30, 2005. The reduction in blended ARPU for 2006 compared to 2005 resulted from the shift of the subscribers’ weighting to India where single market ARPU is lower than other markets. ARPU from India was $2.90 for the three months ended June 30, 2006, and $2.35 for the three months ended June 30, 2005. In July 2005, we increased the annual subscription pricing by 50% to Rs. 1800 (approximately $40) from Rs. 1200 (approximately $27). The increase in the monthly subscription price took effect for all billing cycles on or after July 7, 2005. We expect total blended ARPU to decrease for 2006 as we expect the majority of our subscribers to come from our India market relative to other regions (where we sell a global subscription package ranging from $5.00 per month to $9.99 per month).

Equipment sales revenue. Equipment sales revenue was approximately $0.7 million for the three months ended June 30, 2006, an increase of 24.9 % compared with $0.6 million for the three months ended June 30, 2005. This increase was primarily due to increased unit sales in India. We sold approximately 30,000 receivers in the three months ended June 30, 2006, compared with approximately 9,000 receivers sold in the three months ended June 30, 2005.

Other revenue. Other revenue for the three months ended June 30, 2006 was $1.1 million, an increase of 16.7% compared with $1.0 million for the three months ended June 30, 2005. This increase was primarily due to an increase of miscellaneous operating income, offset by a reduction in government services revenue. Other revenue primarily consists of capacity lease revenue, data subscription revenue, government services revenue, and miscellaneous operating income.

Capacity lease revenue. Satellite capacity leasing revenue for the three months ended June 30, 2006 was $0.3 million, a decrease of 14.8 % compared with $0.3 million for the three months ended June 30, 2005. This decrease was a result of a reduction in the number of broadcasters contracting to use our satellite capacity for their broadcasts as we shifted focus toward acquiring new subscribers and away from the capacity leasing business.

Government services revenue. Government services revenue for the three months ended June 30, 2006 was $0.1 million, a decrease of 72.6% compared with $0.4 million for the three months ended June 30, 2005. Government services revenues decreased as we completed the Pakistan Education Initiative (PEI) contract in June 2005. Government services revenue included minimal equipment sales for both periods.

Miscellaneous other revenue. Other revenue (including licensing/manufacturing income and syndication income) for the three months ended June 30, 2006 was $0.7 million, an increase of 253.9 % compared with $0.2 million, in the three months ended June 30, 2005. This increase was principally due to a new data service contract launched in the fourth quarter of 2005, revenue from a contract with the European Union, and a litigation settlement from a former broadcaster.

Cost of services

The table below presents our costs of services for the three months ended June 30, 2006 and 2005, together with the percentages of total cost of services represented by each category.

	Three months ended June 30,
	2006		2005
		Percent of total		Percent of total
	($ in thousands)
Cost of services:
Engineering & broadcast operations	$3,562	36.9	$2,197	55.3
Content & programming	2,342	26.0	789	19.9
Customer care, billing & collection	498	5.5	110	2.8
Cost of equipment	2,314	25.7	581	14.6
Other cost of services	279	3.1	295	7.4

Total cost of services:	$8,995	100.0	$3,972	100.0

Total cost of services for the three months ended June 30, 2006 was $9.0 million, a 126.5 % increase compared with $4.0 million in the three months ended June 30, 2005. This increase was primarily due to increases in the content & programming, and cost of equipment.

Engineering and broadcast operations. Engineering and broadcast expense, including the cost of operating our two satellites, ground control systems and telecommunications links as well as our in-orbit insurance, for the three months ended June 30, 2006 was $3.6 million, an increase of 62.1 % compared with $2.2 million in the three months ended June 30, 2005. This increase was primarily due to a price adjustment related to satellite monitoring services, incremental in-orbit insurance costs and increased broadcast operation costs related to live programming.

Content and programming. Content and programming expense, which includes content production, music royalties and other content acquisition costs, for the three months ended June 30, 2006 was $2.3 million, an increase of 196.8 % compared with $0.8 million for the three months ended June 30, 2005. These expenses increased as we increased staffing levels to support the launch of live programming and additional channels specifically for the Indian market. New channels included PLAY, the first 24 hour sports talk channel in that market. We expect content costs to continue to increase in 2006 as we launch additional channels for India and other markets, and introduce several channels programmed in a live format. We intend to launch several additional channels for our India market including regional music and lifestyle programs in Urdu, Gujarati, and Marathi, and business, comedy, children and educational channels.

Customer care, billing & collection. Customer care, billing and collections expense for the three months ended June 30, 2006 was $0.5 million, an increase of 352.8 % compared to $0.1 million for the three months ended June 30, 2005. This increase was due to increased volume of subscriber related activities. These expenses are expected to increase as we continue to add subscribers throughout 2006, and replace our current proprietary subscriber management system with a Portal solution for billing, collection & customer care software.

Cost of Equipment. Cost of equipment for the three months ended June 30, 2006 was $2.3 million, an increase of 298.3 % compared with $0.6 million, in the three months ended June 30, 2005. Cost of equipment increased due to an increased number of receivers being sold in India as we focused on ramping up subscriptions in that market. We expect this trend to continue as we aggressively ramp up our subscribers additions throughout 2006.

Subscriber Acquisition Cost (SAC)

Total blended SAC (for India and ROW) calculated based on unit sales to our distributors, was approximately $41 per subscriber for the three months ended June 30, 2006 and $2 for the three months ended June 30, 2005. SAC for India, was approximately $41 per subscriber for the three months ended June 30, 2006 and approximately $12 per subscriber for the three months ended June 30, 2005. SAC has increased as we launched a new campaign in Q4 of 2005 where we provided an equipment subsidy to our distributors to achieve a certain price point for the end consumer.

Other cost of services. Other cost of services for the three months ended June 30, 2006 was $0.3 million, a 5.5% decrease compared with $0.3 million in the three months ended June 30, 2005. This decrease was due to factors which we do not believe to be operationally significant. Other costs include subscription revenue share, Thompson technology fee, development & technology expenses and cost to service the government services activities.

Operating expense

The table below presents our operating expense for the three months ended June 30, 2006 and 2005, together with the relevant percentage increase (decrease) year-over-year.

	Three months ended June 30,
	2006	2005	Percent increase (decrease)
Operating expense:
Cost of services	$8,995	$3,972	126.5
Research and development	(163)	25	(752.0)
Selling and marketing	5,140	2,073	147.9
General & administrative	14,111	8,887	58.8
Stock-based compensation	4,064	276	1,372.5
Depreciation and amortization	14,708	14,702	0.0

Total operating expense:	$46,855	$29,935	56.5

Total operating expense for the three months ended June 30, 2006 was $46.9 million, a 56.5% increase compared with $29.9 million for the three months ended June 30, 2005. This increase was primarily due to increases in our cost of services (discussed above), selling and marketing, and general and administrative expense. Our decrease in research & development expense is due to recognition of the fair value of the warrant related to ongoing work to obtain an operational chipset developed with substantial support from XM under the terms of our co-operation agreement with XM. Our selling and marketing expense for the three months ended June 30, 2006 was $5.1 million, an increase of 147.9% compared with $2.1 million in the three months ended June 30, 2005. This increase was primarily due to significantly increased marketing activity as we ramped up our advertising presence in our launched markets. Our general and administrative expense for the three months ended June 30, 2006 was $14.1 million, an increase of 58.8% compared with $8.9 million in the three months ended June 30, 2005. This increase was primarily due to a $3.3 million increase in headcount expense as we increased staffing to execute on our business plan, a $2.8 million increase in outside services (primarily temporary consultants, and technical & regulatory services), offset by a $0.8 million decrease in facilities as we moved to our Silver Spring offices thereby reducing our rent. Our stock based compensation expense was $4.1 million in the three months ended June 30, 2006 an increase of 1,372.5% compared with $0.3 million in the three months ended June 30, 2005. This increase was due to a restricted stock granted to employees in connection with our initial public offering in August 2005. The Company granted employees restricted stock awards, effective August 3, 2005, which except for those granted to certain key executives, vest over a three year period. Restricted stock vesting issued to certain key executives has been extended through January 3, 2007. Depreciation and amortization expense for the three months ended June 30, 2006 and the three months ended June 30, 2005 remained relatively constant at $14.7 million.

Cost Per Gross Addition (CPGA)

Total blended CPGA expense (for India and ROW) was approximately $4.6 million for the three months ended June 30, 2006 and approximately $1.2 million for the three months ended June 30, 2005. CPGA for India was approximately $4.1 million for the three months ended June 30, 2006 and approximately $1.0 million for the three months ended June 30, 2005. Unit blended CPGA (for India and ROW), was approximately $131 for the three months ended June 30, 2006 and approximately $103 for the three months ended June 30, 2005. CPGA for India, was approximately $122 for the three months ended June 30, 2006 and approximately $175 for the three months ended June 30, 2005. CPGA has increased due to the increase in marketing spend (as outlined above) and the increase in equipment subsidy compared to the three months ended June 30th, 2005. Going forward, we expect CPGA to decline as we amortize our fixed sales & marketing expenditure over an increasing number of gross subscriber additions.

Other income (expense)

Interest income. Interest income for the three months ended June 30, 2006 was $3.1 million, an increase of 238.3 % compared with $0.9 million in the three months ended June 30, 2005. This increase was due to increased average cash balances invested in marketable securities as a result of our 2005 financing activities and higher interest rates.

Interest expense. Interest expense for the three months ended June 30, 2006 was $2.3 million, remaining relatively flat compared to the three months ended June 30, 2005.

Other income (expense). Other expense for the three months ended June 30, 2006 was $2.4 million compared with Other Income of $0.9 million recorded in the three months ended June 30, 2005. This increase was due to a write-off of leasehold improvements, and foreign currency fluctuation under a contract where our payment obligation was denominated in Euros.

Income tax

During the three months ending June 30 2006, the Company recorded an income tax benefit of $8.1 million compared to $6.1 million for the three months ending June 30, 2005 due to higher current net loss. This benefit is the result of current period operating losses, release of a partial valuation allowance against certain foreign net operating losses and an adjustment associated with section 162(m) limitation.

Six months ended June 30, 2006 compared with six months ended June 30, 2005

Revenue

The table below presents our operating revenue for the six months ended June 30, 2006 and 2005, together with the relevant percentage of total revenue represented by each revenue category.

	Six months ended June 30,
	2006		2005
		Percent of total		Percent of total
	($ in thousands)
Revenue:
Subscription	$3,530	48.8	$1,596	32.7
Equipment sales	1,774	24.5	976	20.0
Other	1,935	26.7	2,311	47.3

Total revenue:	$7,239	100.0	$4,883	100.0

Total revenue for the six months ended June 30, 2006 was $7.2 million, a 48.3% increase compared with $4.9 million for the six months ended June 30, 2005. This was primarily due to increased revenue from subscribers to our DARS service and equipment sales, offset by a reduction in revenue from government service contracts and capacity leases. The mix of our revenue changed during 2005 as we emerged from development stage and deployed newly acquired financial resources to implement our India-focused subscription sales business plan.

Subscription revenue. Subscription revenue for the six months ended June 30, 2006 was approximately $3.5 million, an increase of 121.2% compared with $1.6 million generated in the six months ended June 30, 2005. This increase in subscription revenues was primarily due to the increase in our paying subscribers. We expect to significantly increase subscription revenues in 2006 as we expand our subscriber base in India.

Average Monthly Subscription Revenue Per Subscriber (ARPU).

Blended ARPU (for India and ROW) was $4.00 for the six months ended June 30, 2006 and $5.03 for the six months ended June 30, 2005. The reduction in blended ARPU for 2006 compared to 2005 resulted from the shift of the subscribers’ weighing to India where single market ARPU is lower than other markets. ARPU from India was $2.98 for the six months ended June 30, 2006, and $2.47 for the six months ended June 30, 2005. In July 2005, we increased the annual subscription pricing by 50% to Rs. 1800 (approximately $40) from Rs. 1200 (approximately $27). The increase in the monthly subscription price took effect for all billing cycles on or after July 7, 2005. We expect total blended ARPU to decrease for 2006 as we expect the majority of our subscribers to come from our India market relative to other regions (where we sell a global subscription package ranging from $5.00 per month to $9.99 per month).

Equipment sales revenue. Equipment sales revenue was approximately $1.8 million for the six months ended June 30, 2006, an increase of 82.5% compared with $1.0 million for the six months ended June 30, 2005. This increase was primarily due to increased unit sales in India. We sold approximately 82,000 receivers in the six months ended June 30, 2006, compared with approximately 14,000 receivers sold in the six months ended June 30, 2005.

Other revenue. Other revenue for the six months ended June 30, 2006 was $1.9 million, a decrease of 16.4% compared with $2.3 million for the six months ended June 30, 2005. This decrease was primarily due to a reduction in capacity lease revenue and government services revenue. Other revenue primarily consists of capacity lease revenue, government services revenue, data subscription revenue, licencing/manufacturing income and syndication income.

Capacity lease revenue. Satellite capacity leasing revenue for the six months ended June 30, 2006 was $0.5 million, a decrease of 39.7% compared with $0.7 million for the six months ended June 30, 2005. This decrease was a result of a reduction in the number of broadcasters contracting to use our satellite capacity for their broadcasts as we shifted focus toward acquiring new subscribers and away from the capacity leasing business.

Government services revenue. Government services revenue for the six months ended June 30, 2006 was $0.3 million, a decrease of 62.8% compared with $0.8 million for the six months ended June 30, 2005. Government services revenues decreased as we completed the Pakistan Education Initiative (PEI) contract in June 2005, partially offset by the entry into a government contract in the third quarter. Government services revenue included minimal equipment sales for both periods.

Miscellaneous other revenue. Other revenue (including licensing/manufacturing income and syndication income) for the six months ended June 30, 2006 was $1.2 million, an increase of 53.2% compared with $0.8 million, in the six months ended June 30, 2005. This increase was principally due to revenue from a contract with the European Union, a new data service contract launched in the fourth quarter of 2005, and a litigation settlement from a former broadcaster.

Cost of services

The table below presents our costs of services for the six months ended June 30, 2006 and 2005, together with the relevant percentages of total cost of services for each cost category.

	Six months ended June 30,
	2006		2005
		Percent of total		Percent of total
	($ in thousands)
Cost of services:
Engineering & broadcast operations	$7,914	41.2	$4,383	55.5
Content & programming	4,072	21.2	1,744	22.1
Customer care, billing & collection	1,084	5.6	152	1.9
Cost of equipment	5,470	28.4	1,024	13.0
Other cost of services	691	3.6	590	7.5

Total cost of services:	$19,232	100.0	$7,893	100.0

Total cost of services for the six months ended June 30, 2006 was $19.2 million, an increase of 143.7% compared with $7.9 million in the six months ended June 30, 2005. This increase was primarily due to increases in the engineering and broadcast operations, and cost of equipment.

Engineering and broadcast operations. Engineering and broadcast expense, including the cost of operating our two satellites, ground control systems and telecommunications links as well as our in-orbit insurance, for the six months ended June 30, 2006 was $7.9 million, an increase of 80.6% compared with $4.4 million in the six months ended June 30, 2005. This increase was primarily due to an increase in in-orbit insurance as we renewed policies on our AfriStar and AsiaStar satellites in April 2005, offset by a pricing adjustment related to satellite monitoring services provided by a vendor.

Content and programming. Content and programming expense, which includes content production, music royalties and other content acquisition costs, for the six months ended June 30, 2006 was $4.1 million, an increase of 133.5% compared with $1.7 million for the six months ended June 30, 2005. These expenses increased as we increased staffing levels to support the launch of live programming and additional channels specifically for the Indian market. New channels included PLAY, the first 24 hour sports talk channel in that market. We expect content costs to continue to increase in 2006 as we launch additional channels for India and other markets, and introduce several channels programmed in a live format. We intend to launch several additional channels for our India market including regional music and lifestyle programs in Urdu, Gujarati, and Marathi, and business, comedy, children and educational channels.

Customer care, billing & collection. Customer care, billing and collections expense for the six months ended June 30, 2006 was $1.1 million, an increase of 613.2% compared to $0.2 million for the six months ended June 30, 2005. This increase was due to increased volume of subscriber related activities. These expenses are expected to increase as we continue to add subscribers throughout 2006, and replace our current proprietary subscriber management system with a Portal solution for billing, collection & customer care software.

Cost of Equipment. Cost of equipment for the six months ended June 30, 2006 was $5.5 million, an increase of 434.2% compared with $1.0 million, in the six months ended June 30, 2005. Cost of equipment increased due to an increased number of receivers being sold in India as we focused on ramping up subscriptions in that market. We expect this trend to continue as we aggressively ramp up our subscribers additions throughout 2006.

Subscriber Acquisition Cost (SAC)

Total blended SAC (for India and ROW) calculated based on unit sales to our distributors, was approximately $41 per subscriber for the six months ended June 30, 2006 and $2 for the six months ended June 30, 2005. SAC for India, was approximately $42 per subscriber for the six months ended June 30, 2006 and approximately $10 per subscriber for the six months ended June 30, 2005.

Other cost of services. Other cost of services remained relatively flat for the six months ended June 30, 2006 and 2005. Other costs include subscription revenue share, Thompson technology fee, development & technology expenses and cost to service the government services activities.

Operating expense

The table below presents our operating expense for the six months ended June 30, 2006 and 2005, together with the relevant percentage increase (decrease) year-over-year.

	Six Months Ended June 30,
	2006	2005	Percent increase (decrease)
Operating expense:
Cost of Services	$19,232	$7,893	143.7
Research and development	491	46	967.4
Selling and marketing	11,527	3,507	228.7
General & administrative	28,022	18,050	55.3
Stock-based compensation	7,187	987	628.2
Depreciation and amortization	29,454	29,406	0.2

Total operating expense:	$95,913	$59,889	60.2

Total operating expense for the six months ended June 30, 2006 was $95.9 million, an increase of 60.2% compared with $59.9 million for the six months ended June 30, 2005. This increase was primarily due to increases in our cost of services (discussed above), selling and marketing, and general and administrative expense. Our increase in research & development expense is due to recognition of the fair value of the warrant related to ongoing work to obtain an operational chipset developed with substantial support from XM under the terms of our co-operation agreement with XM. Our selling and marketing expense for the six months ended June 30, 2006 was $11.5 million, an increase of 228.7% compared with $3.5 million in the six months ended June 30, 2005. This increase was primarily due significantly increased marketing activity as we ramped up our advertising presence in our launched markets. Our general and administrative expense for the six months ended June 30, 2006 was $27.5 million, an increase of 55.3% compared with $18.1 million in the six months ended

June 30, 2005. This increase was primarily due to a $5.2 million increase in headcount expense as we increased staffing to execute on our business plan, and a $4.8 million increase in outside services (primarily temporary consultants, and technical & regulatory services). Our stock based compensation expense was $7.2 million in the six months ended June 30, 2006 an increase of 628.2% compared with $1.0 million in the six months ended June 30, 2005. This increase was due to a restricted stock granted to employees in connection with our initial public offering in August 2005. The Company granted employees restricted stock awards, effective August 3, 2005, which except for those granted to certain key executives, vest over a three year period. Restricted stock vesting issued to certain key executives has been extended through January 3, 2007. Depreciation and amortization expense for the six months ended June 30, 2006 and the six months ended June 30, 2005 remained relatively constant at approximately $29.4 million.

Cost Per Gross Addition (CPGA)

Total blended CPGA expense (for India and ROW) was approximately $10.8 million for the six months ended June 30, 2006 and approximately $2.0 million for the six months ended June 30, 2005. CPGA for India was approximately $9.8 million for the six months ended June 30, 2006 and approximately $1.6 million for the six months ended June 30, 2005. Unit blended CPGA (for India and ROW), was approximately $133 for the six months ended June 30, 2006 and approximately $95 for the six months ended June 30, 2005. CPGA for India, was approximately $126 for the six months ended June 30, 2006 and approximately $150 for the six months ended June 30, 2005.

Other income (expense)

Interest income. Interest income for the six months ended June 30, 2006 was $6.0 million, an increase of 277.0 % compared with $1.6 million in the six months ended June 30, 2005. This increase was due to increased average cash balances as a result of our recent financing activities and higher interest rates.

Interest expense. Interest expense for the six months ended June 30, 2006 was $4.6 million, a decrease of 10.4 % compared with $5.2 million in the six months ended June 30, 2005. This decrease was primarily due to the extinguishments of debt related to the Alcatel settlement in the six months ended June 30, 2005.

Other income (expense). Other expense for the six months ended June 30, 2006 was $2.8 million compared with Other Income of $0.9 million recorded in the six months ended June 30, 2005. This increase was due to a write-off of leasehold improvements, and foreign currency fluctuation under a contract where our payment obligation was denominated in Euros.

Income tax

During the six months ending June 30 2006, the Company recorded an income tax benefit of $24.2 million compared to $12.2 million for the six months ending June 30, 2005 due to higher current net loss. This benefit is the result of current period operating losses, release of a partial valuation allowance against certain foreign net operating losses and an adjustment associated with section 162(m) limitation.

LIQUIDITY AND CAPITAL RESOURCES

Overview

As of June 30, 2006, we had cash and cash equivalents of $14.6 million, and marketable securities of $204.1 million. Cash and cash equivalents and marketable securities decreased $57.3 million during the six months ended June 30, 2006. This decrease resulted from $51.6 million used in operating activities, $27.9 million provided by investing activities, and $1.4 million provided by financing activities. Cash flows used in operations includes the net loss of $65.9 million and $1.0 million used in working capital partially offset by $15.2 million in non cash expenses included in net loss. Cash flows provided by investing activities consisted mainly of $34.9 million in net sales of marketable securities partially offset by $4.8 million used for the purchase of property and equipment and $2.2 million used for purchase of satellite and related systems. Cash flows provided by Financing activities consisted of $2.2 million from the proceeds from exercise of employee stock options, $0.5 million for minority interest contributions, offset by a $1.5 million increase in restricted cash for certain lease obligations.

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

Uses of Cash

Our cash used during the three months ended June 30, 2006, consisted primarily of funding operating expenses, and working capital.

Future Operating Liquidity and Capital Resource Requirements

Based upon our current plans, we believe that our cash, cash equivalents and marketable securities will be sufficient to cover our estimated funding needs for at least the next 12 months. Our financial projections are based on assumptions which we believe are reasonable but contain significant uncertainties.

We currently intend to use our existing cash reserves to execute our business plan, which – for India, includes the build-out of a terrestrial repeater network, service launch in key cities and marketing expenses related to subscriber acquisitions; for Italy, contemplates service launch and technology related expenses; for the Middle East, involves minimal terrestrial repeater capital expense for a network in Bahrain; and for China, other Western Europe markets and other selected markets within our coverage area, includes limited business development expenses. We expect that the majority of our expenditures in 2006 will be directed towards sales and marketing activities, including developing subscriber operations, increasing content and programming development, capital expenditures, operating and corporate expenses including interest, tax payments, research, development and manufacture of our mobile receivers and terrestrial repeaters. We are currently reviewing our business plan for potential modifications that could result in the reduction of cash expenditures over the next 12 months.

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

Capital expenditures

We have spent approximately $745 million on capital expenditures related to the development and launch of our satellites, for our ground systems and for property and equipment. We expect to spend additional amounts to enhance our infrastructure with terrestrial repeaters. We expect to start our terrestrial repeater network build-out in key metropolitan areas in India next year, assuming we obtain the necessary regulatory approvals, and the total cost to cover these major metropolitan areas we currently estimate to be approximately $20 million. This amount will need to be reviewed as we conduct actual testing, including further topographical analysis. We also expect to start our terrestrial repeater build out in Bahrain; however we do not expect this cost to be significant. Over the next 12 months we also anticipate technology and terrestrial repeater development expenses associated with rolling out our services in Italy. We estimate those expenses to be approximately $20 million. This amount will need to be renewed as we conduct actual testing as in India. Until we receive the final approvals from China’s regulatory agencies, we will not start the build-out of a terrestrial repeater network in China. We do not envision this project starting in the next 12 months. We expect the total network in China to cost a similar amount as India in its initial stages. Our future capital expenditures will depend on our business strategy and our response to business opportunities and trends in our industry and our markets.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency

As a global company, we are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany balances between subsidiaries that operate in different functional currencies and transactions with customers, suppliers and employees that are denominated in foreign currencies. Our objective is to minimize our exposure to these risks through our normal operating activities and, where appropriate, to have these transactions denominated in United States dollars. For the six months ended June 30, 2006, approximately 55% of our total revenues and 28% of total operating expenses were denominated in foreign currencies. For the six months ended June 30, 2005, approximately 57% of our total revenues and 24% of total operating expenses were denominated in foreign currencies. The following table shows approximately the split of these foreign currency exposures by principal currency:

	Foreign Currency Exposure at June 30, 2006				Other	Total Exposure
	Euro	Indian Rupee	Kenyan Shilling	South African Rands
Total Revenues (six months ended June 30, 2006)	29%	38%	16%	11%	6%	100%

Total Cost of Revenues and Operating Expenses (six months ended June 30, 2006)	30%	61%	8%	0%	1%	100%

For fiscal 2005, approximately 48% of our total revenues and 4% of our total operating expenses were denominated in foreign currencies.

Interest Rates

Our market risk from changes in interest rates is not material because our long-term debt consists of the Convertible Notes and notes payable, both of which have a fixed interest rate.

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

Changes in Internal Control over Financial Reporting. The Company has instituted control improvements, including hiring additional key accounting personnel and instituting a greater level of internal control consciousness. In addition, during the quarter ended June 30, 2006, the Company added further controls by implementing additional review procedures over the selection, application and monitoring of appropriate accounting policies, and increasing oversight of its overseas subsidiaries. There have been no additional changes in its respective internal control over financial reporting during the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, our respective internal control over financial reporting.

Part II—Other Information

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Use of proceeds.

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

From the effective date of the offering through June 30, 2006, the Company held approximately $221.0 million of the net proceeds from the offering, of which $204 million are invested in short-term marketable securities and money market instruments and $17 million of the net proceeds are held as demand deposits and restricted cash with various banks.

(c) Not applicable.

Item 3. Defaults Upon Senior Securities

(a) Not applicable.

(b) Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders of WorldSpace held on May 10, 2006, the following matters were voted upon with the results indicated below:

1.	The nominees listed below were elected as Class 2 Directors to serve as a three-year term ending at the 2009 Annual Meeting of Stockholders with the respective votes set forth opposite their names:

(a)	Kassahun Kebede: 32,978,463

(b)	James R. Laramie, Jr.: 32,991,632

(c)	Charles McC. Mathias: 32,992,692

2.	The stockholders ratified the appointment of Grant Thornton LLP as the Company’s auditors to audit the financial statements of the Company for the fiscal year ended December 31, 2006 by a vote of 32,982,857 for, 17,570 opposed.

Item 5. Other Information

(a) Not applicable.

(b) Not applicable.

Item 6. Exhibits

10.1	Executive Employment Agreement between WorldSpace, Inc. and Alexander P. Brown effective as of May 12, 2006.

10.2	Executive Employment Agreement between WorldSpace, Inc. and Gregory B. Armstrong effective as of May 12, 2006.

31.1	Certification of the Chief Executive Officer of WorldSpace, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of WorldSpace, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer of WorldSpace, Inc. pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of WorldSpace, Inc. pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

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
Noah A. Samara Chairman, Chief Executive Officer and President

/s/ SRIDHAR GANESAN
Sridhar Ganesan Executive Vice President–Chief Financial Officer

Dated: August 14, 2006

EXHIBIT INDEX

Exhibit No.
10.1	Executive Employment Agreement between WorldSpace, Inc. and Alexander P. Brown effective as of May 12, 2006.

10.2	Executive Employment Agreement between WorldSpace, Inc. and Gregory B. Armstrong effective as of May 12, 2006.

31.1	Certification of the Chief Executive Officer of WorldSpace, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of WorldSpace, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer of WorldSpace, Inc. pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of WorldSpace, Inc. pursuant to Section 906 of Sarbanes-Oxley Act of 2002