Form 10-Q
period 2006-09-30
WorldSpace, Inc
filed 2006-11-14
CIK 1315054

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2006

Commission file number 000-51466

WORLDSPACE, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-1732881
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non-accelerated filer  ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of November 13, 2006)
CLASS A COMMON STOCK, $0.01 PAR VALUE	39,261,602

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

PART I. FINANCIAL INFORMATION

Item 1:	Financial Statements

WORLDSPACE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three-Months and Nine-months ended September 30, 2006 and 2005

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(in thousands, except share data)
Revenue
Subscription revenue	$1,810	$959	$5,340	$2,554
Equipment revenue	659	670	2,433	1,646
Other revenue	874	724	2,810	3,035

Total Revenue	3,343	2,353	10,583	7,235
Operating Expenses
Cost of Services (excludes depreciation, shown separately below)
Satellite and transmission, programming and other	7,300	5,028	21,062	11,898
Cost of equipment	2,674	998	8,144	2,022
Research and development	265	182	756	228
Selling and marketing	5,153	4,426	16,680	6,477
General and administrative	12,566	12,963	40,588	32,467
Stock-based compensation (1)	2,199	9,258	9,386	10,246
Depreciation and amortization	14,602	14,732	44,056	44,136

Total Operating Expenses	44,759	47,587	140,672	107,474

Loss from Operations	(41,416)	(45,234)	(130,089)	(100,239)
Other Income (Expense)
Gain on extinguishment of debt	—	—	—	14,130
Interest income	2,714	2,044	8,754	3,647
Interest expense	(2,371)	(2,336)	(6,996)	(7,498)
Other	(327)	1,389	(3,141)	2,312

Total Other Income (Expense)	16	1,097	(1,383)	12,591

Loss Before Income Taxes	(41,400)	(44,137)	(131,472)	(87,648)
Income Tax Benefit	12,468	28,719	36,686	40,961

Net Loss	$(28,932)	$(15,418)	$(94,786)	$(46,687)

Loss per share—basic and diluted	$(0.77)	$(0.48)	$(2.54)	$(1.78)

Weighted Average Number of Shares Outstanding	37,584,541	32,024,046	37,253,549	26,159,693

(1) Allocation of stock based compensation to operating expenses:

Satellite, transmission, programming and other	$161	$110	$507	$110
Selling, general and administrative	$2,038	$9,148	$8,879	$10,136

See accompanying notes to unaudited condensed consolidated financial statements.

WORLDSPACE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2006 and December 31, 2005

	September 30, 2006	December 31, 2005
	Unaudited
	(in thousands, except share data)
Assets
Current Assets
Cash and cash equivalents	$33,666	$36,925
Marketable securities	156,291	239,048
Accounts receivable, net	2,299	3,000
Prepaid expenses	7,127	4,486
Inventory, net	4,090	4,922
Other current assets	3,026	2,370

Total Current Assets	206,499	290,751
Restricted Cash and Investments	6,560	4,588
Property and Equipment, net	18,031	16,811
Satellites and Related Systems, net	358,913	397,463
Deferred Financing Costs, net	12,528	13,667
Other Assets	1,748	1,207

Total Assets	$604,279	$724,487

Liabilities and Shareholders’ Deficit
Current Liabilities
Accounts payable	$12,360	$19,631
Accrued expenses	18,308	14,407
Income taxes payable	19,000	20,000
Accrued purchase commitment	13,165	11,954
Accrued interest	1,958	1,953
Deferred tax liability	1,475	1,998
Other current liabilities	426	—

Total Current Liabilities	66,692	69,943
Long-term Debt, net of discount	155,295	155,000
Deferred Tax Liability	139,347	175,566
Other Liabilities	3,341	2,256
Contingent Royalty Obligation	1,814,175	1,814,175

Total Liabilities	2,178,850	2,216,940

Commitments and Contingencies
Minority Interest in Subsidiary	420	—
Shareholders’ Deficit
Preferred Stock, $.01 par value; 25,000,000 shares authorized; no shares issued and outstanding as of September 30, 2006	—	—
Class A Common stock, $.01 par value; 200,000,000 shares and 100,000,000 shares authorized; 37,689,572 shares and 19,365,332 shares issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	377	194
Class B Common stock, $.01 par value; 75,000,000 shares authorized; 0 and 17,426,443 shares issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	—	174
Additional paid-in capital	712,793	717,718
Deferred compensation	—	(16,621)
Accumulated other comprehensive loss (income)	(66)	(609)
Accumulated deficit	(2,288,095)	(2,193,309)

Total Shareholders’ Deficit	(1,574,991)	(1,492,453)

Total Liabilities and Shareholders’ Deficit	$604,279	$724,487

See accompanying notes to unaudited condensed consolidated financial statements.

WORLDSPACE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine months ended September 30, 2006 and 2005

	Nine months ended September 30,
	2006	2005
	(in thousands)
Cash Flows from Operating Activities
Net loss	$(94,786)	$(46,687)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	44,056	44,136
Gain on extinguishment of debt	—	(14,130)
Amortization of deferred financing costs	1,139	677
Loss on disposal of assets	1,693	6,291
Adjustment to cost basis of satellite and related systems	—	5,834
Stock-based compensation	9,386	10,246
Deferred tax benefit	(36,686)	(40,961)
Other	58	(411)
Changes in assets and liabilities:
Accounts receivable and other assets	(1,763)	(9,940)
Accounts payable and accrued expenses	(3,369)	(38,235)
Accrued interest	5	(10,801)
Other liabilities	1,616	(8,379)

Net Cash Used in Operating Activities	(78,651)	(88,230)

Cash Flows from Investing Activities
Purchase of property and equipment, net	(5,675)	(11,500)
Purchase of satellite and related systems	(2,744)	(1,964)
Purchase of marketable securities	(358,987)	(579,759)
Maturities of marketable securities	441,744	346,325

Net Cash (Used in) Provided by Investing Activities	74,338	(246,898)

Cash Flows from Financing Activities
Proceeds from exercise of employee stock options	2,206	—
Proceeds from sale of common stock, net of expenses	—	243,712
Proceeds from the conversion of long-term debt	—	7,000
Minority interest, net	420	—
Proceeds from the issuance of notes payable	400	—
Increase in restricted cash, net	(1,972)	(6,899)

Net Cash Provided by Financing Activities	1,054	243,813

Net Decrease in Cash and Cash Equivalents	(3,259)	(91,315)
Cash and Cash Equivalents, beginning of period	36,925	154,362

Cash and Cash Equivalents, end of period	$33,666	$63,047

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$1,127	$—
Cash paid for interest	$5,796	$5,818

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

In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring entries, necessary for a fair presentation of the consolidated financial position of WorldSpace, Inc. and its subsidiaries as of September 30, 2006; the results of operations for the three and nine month periods ended September 30, 2006 and 2005; and cash flows for the nine months ended September 30, 2006 and 2005. Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 presentation.

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

We invest in highly-liquid, short-term marketable securities. As of September 30, 2006 the weighted average maturity of the marketable securities portfolio was 26 days. The unrealized losses on the marketable securities, if accounted under “Available for Sale” category, would be reported in the stockholders’ equity in the accompanying consolidated balance sheets under the caption “Accumulated Other Comprehensive Income” to an extent of $85,000.

Cash and Cash Equivalents

All liquid investments, defined as having initial maturities of three months or less, have been classified as cash equivalents. Cash equivalents, as of September 30, 2006 and December 31, 2005, consisted primarily of demand deposits and money market instruments. Cash balances in individual banks exceed insurable amounts.

Restricted Cash and Investments

Cash and investments that are committed to support letters-of-credit issued pursuant to trade and lease agreements have been classified as restricted cash and investments in the accompanying consolidated balance sheets.

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

At September 30, 2006, the Company has a stock-based employee compensation plan which is described below. The compensation cost charged against income under the plan was $2.2 million and $9.4 million for the three month and nine month periods ending September 30, 2006. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $0 for the three and nine month periods ending September 30, 2006.

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

2006
Expected volatility	88% – 105%
Weighted-average volatility	96%
Expected dividends	0%
Risk-free rate	5.1%
Expected term	6.0 years

Summary of option activity:

Summary of the status of the Company’s stock option awards and units as of January 1, 2006 and changes during the nine month period ending September 30, 2006 is presented below:

	Number of options	Weighted average exercise price	Weighted average contractual life remaining	Aggregate intrinsic value
Non-qualified stock options:
Outstanding as of January 1, 2006	17,559,152	$6.25	4.60 Years	$145,208,581
Granted	1,206,028	$6.28	7.79 Years	—
Exercised	304,184	$5.66	2.38 Years	$1,537,781
Forfeited/expired	159,250	$6.07	2.49 Years	$74,869
Outstanding at September 30, 2006	18,301,746	$6.26	4.25 Years	$2,868,079
Exercisable at September 30, 2006	17,323,461	$6.22	3.95 Years	$2,868,079

The weighted-average grant-date fair value of options granted during the three and nine month periods ending September 30, 2006 was $0 and $4.29. The total grant-date fair value of all stock based awards issued during the three and nine month periods ending September 30, 2006 was $0 million and $8.1 million.

Cash received from the exercise of stock options under all share-based payment arrangements for the three month periods ending September 30, 2006 and 2005 was $0. Cash received from the exercise of stock options under all share-based payment arrangements for the nine month periods ending September 30, 2006 and 2005 was $1.7 million and $0, respectively. The actual tax benefit realized for the tax deductions from option exercise of the share-based arrangements totaled $0, for the three and nine month periods ending September 30, 2006 and 2005.

Summary of the status of the Company’s nonvested restricted share awards and units as of January 1, 2006 and changes during the nine month period ending September 30, 2006 is presented below:

	Shares	Aggregate Grant Date Fair Value	Weighted average grant date fair value
Nonvested restricted shares:
Nonvested at January 1, 2006	1,842,133	$38,666,372	$20.99
Granted	437,597	$2,916,642	$6.67
Vested	593,613	$12,459,937	$20.99
Forfeited/Expired	67,873	$1,424,654	$20.99
Nonvested at September 30, 2006	1,618,244	$27,698,423	$17.12

Summary of the status of the Company’s nonvested stock options as of January 1, 2006 and changes during the nine month period ending September 30, 2006 is presented below:

	Shares	Aggregate Grant Date Fair Value	Weighted average grant date fair value
Nonvested stock options:
Nonvested at January 1, 2006	44,485	$431,109	$9.69
Granted	1,206,028	$5,169,535	$4.29
Vested	257,306	$585,826	$2.28
Forfeited	14,922	$136,568	$9.15
Nonvested at September 30, 2006	978,285	$4,878,251	$4.99

As of September 30, 2006, there was $12.2 million of total unrecognized compensation related to restricted stock awards, units and options granted under the plan. That cost is expected to be recognized over a weighted-average period of 2.1 years. A total of 1,667 stock options and 281,113 restricted shares were vested during the three month period ending September 30, 2006.

Warrant issued to XM Satellite Radio

On July 18, 2005, the Company issued to XM Satellite Radio (“XM”) 1,562,500 shares of Class A Common Stock for an aggregate purchase price of $25 million. In connection with this transaction, the Company entered into a global satellite radio cooperation agreement on receiver technology, terrestrial repeater technology, OEM and third party distribution relationships, content opportunities and new applications and services. In connection with this transaction, the Company also granted to XM, a performance-based warrant to purchase 1,785,714 shares of Class A Common Stock. Half of the warrant shares will vest upon the Company obtaining an operational chipset developed with substantial support from XM under the cooperation agreement. The remaining warrant shares vest upon the Company’s design for deployment of a terrestrial repeater network utilizing and relying on XM software, XM know-how in utilizing the software of others or XM support personnel under the cooperation agreement. This warrant expires on July 17, 2008.

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

2006
Expected volatility	88% – 104%
Weighted-average volatility	96%
Expected dividends	0%
Risk-free rate	5.1%
Expected term	3.2 years

Using the assumptions mentioned in the table above, the Company earlier re-valued the warrant at $1.9 million, which would have been expensed over the term that the performance is expected to be provided, which the Company estimated to be 2.5 years starting January 1, 2006. During the three months ended September 30, 2006, the Company determined that due to technological differences in developing customized chip-set and terrestrial repeater networks, the likelihood of warrants vesting to XM is not probable and therefore ceased to record expense related to this warrant. In addition, the Company reversed $0.4 million of Research and Development expense earlier recorded for the six month period ending June 30, 2006, during the three month period ended September 30, 2006.

(D) Debt

Long-Term Debt

Long-term debt at September 30, 2006 and December 31, 2005 consisted of the following (in thousands):

	September 30, 2006	December 31, 2005
Convertible promissory notes	$155,000	$155,000
Discount on convertible promissory notes	(105)	—
Notes payable	400	—

	$155,295	$155,000

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

Following a change of control (as defined in the Notes) the holders of the Notes may require us to redeem the Notes at a price equal to 100% of the principal amount plus any accrued and unpaid interest, unaccrued interest until December 31, 2007 and any late charges, subject to certain conditions. In addition, upon conversions in connection with certain transactions, including certain changes in control, holders of the Notes will be entitled to receive a make-whole premium, to be either paid in cash or stock, as calculated in the Notes. On August 19, 2006, the Company filed a registration statement on Form S-3, covering the shares of common stock issuable upon conversion of the notes, which was declared effective by the SEC on October 18, 2006.

The Company evaluates the provisions of the Notes periodically to determine whether any provisions would be considered embedded derivatives that would require bifurcation under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). Since the shares of common stock underlying the Notes have been registered during the period ending September 30, 2006, they are readily convertible to cash or shares of our Class A Common Stock. The registration with the SEC of the shares of common stock underlying the convertible notes payable satisfied the provisions for net settlement under SFAS No. 133. The Company therefore has determined that our Notes contain an embedded conversion feature which required bifurcation from the notes. The Company has bifurcated the fair value of the embedded derivative from the Notes Payable and included under “Other Liabilities” with an offset recorded as a discount to the notes payable which would be amortized as interest expense over the remaining life of the embedded derivative feature using a straight line method. The fair value of the embedded derivative was valued on September 30, 2006 at $131,000 and would be revalued each reporting period with the change in the fair value recorded as other income or expense in the statement of operations. The Company recorded $26,000 in interest expense related to the discount on notes payable for the three months ended September 30, 2006.

In June 2006, we received $200,000 from the Montgomery County of the State of Maryland under the Economic Development Fund as a contingent loan. This loan could be converted into a grant if the company maintains a specified number of employees on a particular maturity date and is in compliance with certain other terms of the agreement. The loan has a 5% annual interest rate. At September 30, 2006, under the terms of the loan, the company was contingently obligated to repay the loan principal together with accrued interest.

In August 2006, we received $200,000 from the Department of Business and Economic Development of the State of Maryland as a contingent loan. This loan could be converted into a grant if the company maintains a specified number of employees on a particular maturity date and is in compliance with certain other terms of the agreement. The loan has a 3% annual interest rate. At September 30, 2006, under the terms of the loan, the company was contingently obligated to repay the loan principal together with accrued interest.

Line-of-Credit

In July 2006, WorldSpace Africa Limited, a wholly owned subsidiary of the Company, established a KES (Kenyan Schillings) 26 million (approximately US$355,000) line-of-credit to purchase inventory with a bank in Kenya. This line-of-credit is collateralized by funds of a corresponding amount deposited in a call deposit account with the same bank.

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

For the three and nine month periods ended September 30, 2006 and 2005, options, warrants and other convertible securities to purchase approximately 33.4 and 31.4 million shares of common stock, respectively, were outstanding, but not included in the computation of diluted earnings per share, because the effect would be anti-dilutive.

(G) Commitments and Contingencies

Leases

The Company leases office space under non-cancelable operating leases that expire through 2016. As of September 30, 2006, minimum annual rental commitments under these leases are:

(in thousands)
October – December 2006	$1,497
2007	3,302
2008	2,792
2009	2,341
2010	2,315
Thereafter	4,175

$16,422

The Company entered into a sub-lease agreement in July, 2006. The Company sub-leased approximately 10,064 sq.ft. for 60 months. The minimum annual rent on these premises is $0.3 million and is being recorded as an offset to minimum annual rental commitments as disclosed in the preceding table.

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

Design and Production Agreement

The Company is committed to purchasing 722,445 satellite radio receiver chipsets for approximately $18.2 million at September 30, 2006. The Company has recorded a liability equal to the excess of the aggregate purchase price over the expected sales price, of $13.2 million and $12.0 million at September 30, 2006 and December 31, 2005, respectively, as accrued purchase commitment in the accompanying consolidated balance sheets. The difference between the liability at September 30, 2006 and December 31, 2005 is the result of changes in the exchange rates of foreign currencies.

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

(I) Minority Interest

The Company’s Italian subsidiary, WorldSpace Italia S.r.l., is a majority-owned subsidiary of the Company’s European holding company, Viatis Satellite Radio. WorldSpace Italia’s other partner is New Satellite Radio S.r.l., an Italian company whose primary shareholder is Class Editori S.p.A., a media and broadcast corporation based in Milan. New Satellite Radio holds a 35 percent interest in WorldSpace Italia S.r.l., and has contributed $0.9 million towards capital investment. The net outstanding minority interest of New Satellite Radio S.r.l., as of September 30, 2006 was $0.4 million and is separately classified in the accompanying unaudited condensed consolidated balance sheets.

(J) Conversion of Class B Common Stock

On August 24, 2006, the Company received notice from The Nasdaq Stock Market (“NASDAQ”) that for the last ten consecutive trading days, the market value of the Company’s Class A Common Stock had been below the minimum $50,000,000 requirement for continued inclusion on The Nasdaq Global Market under Marketplace Rule 4450(b)(1)(A).

In response to this notification, the Company and Yenura Pte. Ltd. (“Yenura”), the Company’s largest stockholder, agreed that Yenura would exchange its equity holdings in the Company consisting of all of the outstanding shares of the Company’s Class B Common Stock, par value, $.01 per share, for shares of Class A Common Stock. The exchange was on a share-for-share basis. This transaction resulted in the issuance of an additional 17,426,443 shares of Class A Common Stock which are listed on The Nasdaq Global Market.

(K) ESPN—WorldSpace content sharing agreement

The Company has signed an exclusive broadcast license agreement with ESPN STAR Sports to provide subscribers with live audio coverage of cricket, further enhancing its content offering and providing consumers with a truly unique listening experience. Under terms of the agreement, PLAY, the WORLDSPACE-branded all sports channel for South Asia and the Middle East, will have exclusive broadcasting rights throughout South Asia for 12 tours and over 200 days of cricket comprising both test matches and one-day internationals. Three of the 12 tours include India, the Company’s primary market in the Asia region. Coverage begins November 19, 2006 with India’s tour of South Africa, and runs through February 2008, with conclusion of the India-Sri Lanka-Australia Triangular Series in Australia.

(L) Enterprise Resource Planning (ERP) Application Implementation

The Company formally completed the implementation of the global ERP application during the three month period ending September 30, 2006. The total cost of implementing the financial, accounting, inventory, global customer care and billing systems was $3.3 million. The Company also signed an agreement with the vendors of the enterprise resource planning system which provides for maintenance, upgrades and technical support for 4 years at a cost of $7.1 million to be paid in equal annual installments.

(M) Recent Accounting Pronouncements

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

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Statement shall be effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2006. The Company will adopt this Interpretation effective January 1, 2007. The Company has not completed its evaluation of the impact of FIN 48 on its statement of operations and statement of position.

In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 expresses the SEC staff’s views regarding the process of quantifying financial statement misstatements. These interpretations were issued to address diversity in practice and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 expresses the SEC staff’s view that a registrant’s materiality evaluation of an identified unadjusted error should quantify the effects of the error on each financial statement and related financial statement disclosures and that prior year misstatements should be considered in quantifying misstatements in current year financial statements. SAB 108 also states that correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction may be made the next time the registrant files the prior year financial statements. Registrants electing not to restate prior periods should reflect the effects of initially applying the guidance in SAB 108 in their annual financial statements covering the first fiscal year ending after November 15, 2006. The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year and the offsetting adjustment should be made to the opening balance of retained earnings for that year. Registrants should disclose the nature and amount of each individual error being corrected in the cumulative adjustment. The disclosure should also include when and how each error arose and the fact that the errors had previously been considered immaterial. The SEC staff encourages early application of the guidance in SAB 108 for interim periods of the first fiscal year ending after November 15, 2006. The Company does not expect the implementation of SAB 108 to have a material effect on its financial statements.

In October 2006, the FASB has issued FASB Staff Position (FSP) 123R-5, “Amendment of FASB Staff Position FAS 123(R)-1.” This FSP addresses whether a modification of an instrument in connection with an equity restructuring should be considered a modification for purposes of applying FSP FAS 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R).” The provisions in this FSP are effective for the first reporting period beginning after October 10, 2006. Based on the current evaluation of this interpretation, the Company does not expect the adoption of FSP 123R-5 to have a significant impact on its consolidated results of operations or financial position.

In September 2006, The Financial Accounting and Standards Board has issued FAS 157, Fair Value Measurements (“SFAS 157”), which provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for more information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect that fair-value measurements have on earnings. SFAS 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, of SFAS 157 on its results of operations and financial position.

(N) Geographic Areas

The following tables present summary operating information by geographic segment for the three and Nine months ended September 30, 2006 and 2005:

	Geographical Area Data
	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(in thousands)
Revenue
United States	$752	$996	$2,153	$3,083	(1)
France	238	212	1,381	1,120
Kenya	385	212	1,021	640
South Africa	193	184	623	685
Singapore	14	18	45	43
India	1,698	593	5,102	1,267
Other foreign countries	63	138	258	397

	$3,343	$2,353	$10,583	$7,235

(1)	Customers from which 10 percent or more of revenue is derived includes $0.6 million from USAID

Long-lived Segment Assets

	September 30, 2006	December 31, 2005
	(in thousands)
United States	$373,184	$410,866
Foreign countries	3,760	3,408

Excludes deferred financing costs, restricted cash and investments and investments in affiliates and other assets.

Item 2.	Management’s discussion and analysis of financial condition and results of operations

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

Executive Summary

Our third quarter 2006 highlights include the following:

•	Added 40,195 subscribers globally, including 37,685 subscribers in India on a gross basis. On a net basis, we added 16,866 subscribers globally, 18,568 subscribers in India.

•	Signed exclusive broadcast license agreement with ESPN STAR Sports for live audio broadcast of cricket outside India.

•	Launched new marketing campaign, centered around our new brand ambassador in India.

•	Launched in 12 new markets extending WorldSpace presence to 36 cities and towns in India, with 88 million people, including approximately 48 million in the top three economic segments.

•	Continued expansion of our distribution and geographic presence in India, including at the end of the quarter having over 1,467 retail points of presence in 36 cities, and 6 WorldSpace lounges.

•	Expanded our programming content offering by launching new Indian Channels, including the launch of Falak, India’s first exclusive 24-hour Urdu channel.

During the third quarter, management focused, among other things, on addressing the issues that negatively affected the second quarter subscriber counts, launching a new marketing campaign, making changes in sales channel incentives, and improving customer-facing operations to better manage churn, especially in India.

We expect a continuous decline in churn rate as our operations gain more traction in India through the ongoing improvements to our customer-facing operations and our marketing campaign. Approximately 85% of our subscriber base was in six-month or longer plans as of September 30, 2006.

In general, the third quarter of 2006 was a relatively challenging quarter for the satellite radio industry. Among other challenges, our industry faces increased competition from a number of technologies affecting the daily lives of consumers including the continued growth in Internet usage, the increase in the number of new terrestrial radio stations approved in India, and the overwhelming popularity of iPods™ and other digital audio recording and listening devices. To address these challenges, we have been working on a number of initiatives to enhance the value of our service, including acquiring rights to exclusive global content and developing niche WorldSpace-branded programming in an effort to appeal to a wider audience and enhance the quality and variety of programming for subscribers.

Looking ahead, we remain optimistic that we will obtain the necessary licenses to launch a mobile service using the AsiaStar satellite and a terrestrial network in India. We expect to have a mobile unit in full production during the first half of 2007 in anticipation of the timing of the repeater license and build out. We have also been working on preserving our financial resources through effective cost management. WorldSpace continues to be well positioned with a number of assets and real market opportunities to capitalize on our existing infrastructure. We have been having ongoing discussions with potential strategic partners around the world who can assist with the operational execution of our real market opportunities and/or make financial investment in support of these opportunities.

Summary Operating Metrics

The key metrics we use to monitor our business growth and our operational results are: ending subscribers, Average Monthly Subscription Revenue Per Subscriber (“ARPU”), Subscriber Acquisition Cost (“SAC”), Cost Per Gross Addition (“CPGA”) and EBITDA presented as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net Subscriber Additions	16,866	11,141	61,525	40,801
India	18,568	7,737	63,491	27,335
ROW (5)	(1,702)	3,404	(1,966)	13,466

Total EOP Subs	176,831	75,071	176,831	75,071
India	138,065	35,670	138,065	35,670
ROW (5)	38,766	39,401	38,766	39,401

ARPU (1)	3.58	4.43	3.86	4.83
ARPU (India)	2.93	2.73	2.97	2.56
ARPU (ROW) (5)	5.74	5.86	6.27	6.49

SAC (2)	37	27	40	11
SAC(India)	38	38	41	23
SAC(ROW) (5)	5	5	0	0

CPGA (3)	137	407	134	200
CPGA(India)	126	508	126	310
CPGA(ROW) (5)	271	202	240	78

EBITDA (4) (in thousands)	$(27,141)	$(29,113)	$(89,174)	$(39,661)

(1)	Average Monthly Subscription Revenue Per Subscriber (“ARPU”)—Please see further discussion under Average Monthly Subscription Revenue Per Subscriber under “Managements Discussion and Analysis of Financial Condition” and Results of Operations
(2)	SAC—Please see further discussion under Subscriber Acquisition Cost under “Managements Discussion and Analysis of Financial Condition and Results of Operations” and “Results of Operations—Cost of services”
(3)	CPGA—Please see further discussion under Cost Per Gross Addition under “Managements Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Operating expense”
(4)	EBITDA—We refer to net loss before interest income, interest expense, income taxes, depreciation and amortization as “EBITDA”. EBITDA is not a measure of financial performance under generally accepted accounting principles. We believe EBITDA is often a useful measure of a company’s operating performance and is a significant basis used by our management to measure the operating performance of our business. Because we have funded and completed the build-out of our system through the raising and expenditure of large amounts of capital, our results of operations reflect significant charges for depreciation, amortization and interest expense. EBITDA, which excludes this information, provides helpful information about the operating performance of our business, apart from the expenses associated with our physical plant or capital structure. EBITDA is frequently used as one of the bases for comparing businesses in our industry, although our measure of EBITDA may not be comparable to similarly titled measures of other companies. EBITDA does not purport to represent operating loss or cash flow from operating activities, as those terms are defined under generally accepted accounting principles and should not be considered as an alternative to those measurements as an indicator of our performance.
(5)	ROW—Rest of World: All other operating regions excluding India.

	Three months ended September 30,
	2006	2005
Reconciliation of Net Loss to EBITDA (in thousands):
Net Loss as reported	$(28,932)	$(15,418)
Addback non-EBITDA items included in net loss:
Interest income	(2,714)	(2,044)
Interest expense	2,371	2,336
Depreciation & amortization	14,602	14,732
Income taxes benefit	(12,468)	(28,719)

EBITDA	$(27,141)	$(29,113)

	Nine months ended September 30,
	2006	2005
Reconciliation of Net Loss to EBITDA (in thousands):
Net Loss as reported	$(94,786)	$(46,687)
Addback non-EBITDA items included in net loss:
Interest income	(8,754)	(3,647)
Interest expense	6,996	7,498
Depreciation & amortization	44,056	44,136
Income taxes benefit	(36,686)	(40,961)

EBITDA	$(89,174)	$(39,661)

Results of Operations

WORLDSPACE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three-Months and Nine-Months ended September 30, 2006 and 2005

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(in thousands, except share data)
Revenue
Subscription revenue	$1,810	$959	$5,340	$2,554
Equipment revenue	659	670	2,433	1,646
Other revenue	874	724	2,810	3,035

Total Revenue	3,343	2,353	10,583	7,235
Operating Expenses
Cost of Services (excludes depreciation, shown separately below)
Satellite and transmission, programming and other	7,300	5,028	21,062	11,898
Cost of equipment	2,674	998	8,144	2,022
Research and development	265	182	756	228
Selling and marketing	5,153	4,426	16,680	6,477
General and administrative	12,566	12,963	40,588	32,467
Stock-based compensation (1)	2,199	9,258	9,386	10,246
Depreciation and amortization	14,602	14,732	44,056	44,136

Total Operating Expenses	44,759	47,587	140,672	107,474

Loss from Operations	(41,416)	(45,234)	(130,089)	(100,239)
Other Income (Expense)
Gain on extinguishment of debt	—	—	—	14,130
Interest income	2,714	2,044	8,754	3,647
Interest expense	(2,371)	(2,336)	(6,996)	(7,498)
Other	(327)	1,389	(3,141)	2,312

Total Other Income (Expense)	16	1,097	(1,383)	12,591

Loss Before Income Taxes	(41,400)	(44,137)	(131,472)	(87,648)
Income Tax Benefit	12,468	28,719	36,686	40,961

Net Loss	$(28,932)	$(15,418)	$(94,786)	$(46,687)

Loss per share—basic and diluted	$(0.77)	$(0.48)	$(2.54)	$(1.78)

Weighted Average Number of Shares Outstanding	37,584,541	32,024,046	37,253,549	26,159,693

(1) Allocation of stock based compensation to operating expenses:

Satellite, transmission, programming and other	$161	$110	$507	$110
Selling, general and administrative	$2,038	$9,148	$8,879	$10,136

See accompanying notes to unaudited condensed consolidated financial statements.

Results of Operations

Three months ended September 30, 2006 compared with Three months ended September 30, 2005

Revenue

The table below presents our operating revenue for the three months ended September 30, 2006 and 2005, together with the relevant percentage of total revenue represented by each revenue category.

	Three months ended September 30,
	2006		2005
		Percent of total		Percent of total
	($ in thousands)
Revenue:
Subscription	$1,810	54.1	$959	40.8
Equipment sales	659	19.7	670	28.5
Other	874	26.2	724	30.7

Total revenue	$3,343	100%	$2,353	100%

Total revenue for the three months ended September 30, 2006 was $3.3 million, an increase of 42.1% compared with $2.4 million for the three months ended September 30, 2005. This was primarily due to increased revenue from subscribers to our DARS service and related equipment sales. The mix of our revenue changed during 2005 as we emerged from development stage and deployed newly acquired financial resources to implement our India-focused subscription sales business plan.

Subscription revenue. Subscription revenue for the three months ended September 30, 2006 was approximately $1.8 million, an increase of 88.7 % compared with $1.0 million generated in the three months ended September 30, 2005. This increase in subscription revenues was primarily due to the increase in our paying subscribers.

Average Monthly Subscription Revenue Per Subscriber (ARPU).

Blended ARPU (for India and ROW) was $3.58 for the three months ended September 30, 2006 and $4.43 for the three months ended September 30, 2005. The reduction in blended ARPU for 2006 compared to 2005 resulted from the shift of the subscribers’ weighting to India where single market ARPU is lower than other markets. ARPU from India was $2.93 for the three months ended September 30, 2006, and $2.73 for the three months ended September 30, 2005. In July 2005, we increased the annual subscription pricing by 50% to Rs. 1,800 (approximately $40) from Rs. 1,200 (approximately $27). The increase in the monthly subscription price took effect for all billing cycles on or after July 7, 2005. We expect total blended ARPU to continue to decrease in 2006 as we expect the majority of our subscribers to come from our India market relative to other regions (where we sell a global subscription package ranging from $5.00 per month to $9.99 per month).

Equipment sales revenue. Equipment sales revenue was approximately $0.7 million for the three months ended September 30, 2006, a slight decrease 1.6 % compared with $0.7 million for the three months ended September 30, 2005. Equipment sales revenue remained relatively flat as increased unit sales in India of approximately 37,000 receivers in the three months ended September 30, 2006, compared with approximately 9,000 receivers sold in the three months ended September 30, 2005, were offset by a significantly lower selling price to our distributors.

Other revenue. Other revenue for the three months ended September 30, 2006 was $0.9 million, an increase of 20.7 % compared with $0.7 million for the three months ended September 30, 2005. This increase was primarily due to an increase of miscellaneous operating income, offset by a reduction in government services revenue. Other revenue primarily consists of capacity lease revenue, data subscription revenue, government services revenue, and miscellaneous operating income.

Capacity lease revenue. Satellite capacity leasing revenue for the three months ended September 30, 2006 was $0.2 million, a 52.2% increase compared with $0.1 million for the three months ended September 30, 2005, due to a settlement with a broadcaster from a prior year.

Government services revenue. Government services revenue for the three months ended September 30, 2006 was negligible compared with $0.3 million for the three months ended September 30, 2005. Government services revenues decreased as we completed the Pakistan Education Initiative (PEI) contract in September 2005.

Miscellaneous other revenue. Other revenue (including licensing/manufacturing income and syndication income) for the three months ended September 30, 2006 was $0.6 million, an increase of 148.3 % compared with $0.3 million, in the three months ended September 30, 2005. This increase was principally due to increase in syndication revenue from XM Satellite Radio.

Cost of services

The table below presents our costs of services for the three months ended September 30, 2006 and 2005, together with the percentages of total cost of services represented by each category.

	Three months ended September 30,
	2006		2005
		Percent of total		Percent of total
	($ in thousands)
Cost of services:
Engineering & broadcast operations	$4,295	43.0	$3,579	59.4
Content & programming	2,593	26.0	1,141	18.9
Customer care, billing & collection	404	4.0	132	2.2
Cost of equipment	2,674	26.8	998	16.6
Other cost of services	8	0.1	176	2.9

Total cost of services	$9,974	100%	$6,026	100%

Total cost of services for the three months ended September 30, 2006 was $10.0 million, a 65.5 % increase compared with $6.0 million in the three months ended September 30, 2005. This increase was primarily due to increases in the content & programming, and cost of equipment.

Engineering and broadcast operations. Engineering and broadcast expense, including the cost of operating our two satellites, ground control systems and telecommunications links as well as our in-orbit insurance, for the three months ended September 30, 2006 was $4.3 million, an increase of 20.0 % compared with $3.6 million in the three months ended September 30, 2005. This increase was primarily due to an increase in satellite insurance, and increased expenditure for new product development.

Content and programming. Content and programming expense, which includes content production, music royalties and other content acquisition costs, for the three months ended September 30, 2006 was $2.6 million, an increase of 127.2 % compared with $1.1 million for the three months ended September 30, 2005. These expenses increased as we increased staffing levels to support the launch of live programming and additional channels specifically for the Indian market. New channels included Falak, India’s first exclusive 24-hour Urdu channel. We also increased payments for music rights royalties due to the addition of a Bollywood content license expense, PPL license expenses and changes in other content royalties (IFPI, PRS London). We expect increased music royalties in 2006 as we have obtained the exclusive rights for live audio broadcast of cricket outside of India. We expect content costs to continue to increase in 2006 as we launch additional channels for India and other markets, and introduce several channels programmed in a live format. We intend to launch several additional channels for our India market including regional music and lifestyle programs in Gujarati, and Marathi, and retro-hits music, business, comedy, children and educational channels.

Customer care, billing & collection. Customer care, billing and collections expense for the three months ended September 30, 2006 was $0.4 million, an increase of 206.1 % compared to $0.1 million for the three months ended September 30, 2005. This increase was due to increased volume of subscriber related activities. Call center activities have been outsourced to a third party and the expenses related to these activities are expected to increase as we continue to add subscribers throughout 2006.

Cost of Equipment. Cost of equipment for the three months ended September 30, 2006 was $2.7 million, an increase of 167.9 % compared with $1.0 million, in the three months ended September 30, 2005. Cost of equipment increased due to an increased number of receivers being sold in India as we focused on ramping up subscriptions in that market. We expect this trend to continue as we continue to increase our subscribers additions throughout 2006.

Subscriber Acquisition Cost (SAC)

Total blended SAC (for India and ROW) calculated based on unit sales to our distributors, was approximately $37 per subscriber for the three months ended September 30, 2006 and $27 for the three months ended September 30, 2005. SAC for India, was approximately $38 per subscriber for the three months ended September 30, 2006 and approximately $38 per subscriber for the three months ended September 30, 2005.

Other cost of services. Other cost of services for the three months ended September 30, 2006 was minimal, compared with $0.2 million in the three months ended September 30, 2005. This decrease was due to factors which we do not believe to be operationally significant.

Operating expense

The table below presents our operating expense for the three months ended September 30, 2006 and 2005, together with the relevant percentage increase (decrease) year-over-year.

	Three months ended September 30,
	2006	2005	Percent increase (decrease)
	($ in thousands)
Operating expense:
Cost of services	$9,974	$6,026	65.5
Research and development	265	182	45.6
Selling and marketing	5,153	4,426	16.4
General & administrative	12,566	12,963	(3.1)
Stock-based compensation	2,199	9,258	(76.2)
Depreciation and amortization	14,602	14,732	(0.9)

Total operating expense:	$44,759	$47,587	(5.9)%

Total operating expense for the three months ended September 30, 2006 was $44.8 million, a 5.9% decrease compared with $47.6 million for the three months ended September 30, 2005. This decrease was primarily due to increases in our cost of services (discussed above), and selling and marketing, partially offset by a decrease in stock-based compensation. Our increase in research & development expense is due to increased expenditure for receiver development. Our selling and marketing expense for the three months ended September 30, 2006 was $5.2 million, an increase of 16.4% compared with $4.4 million in the three months ended September 30, 2005. This increase was primarily due to increased marketing activity as we ramped up our advertising presence in our launched markets. Our general and administrative expense for the three months ended September 30, 2006 was $12.6 million, decreasing 3.1% from $13.0 million for the three months ended September 30, 2005. This minor decrease was due to lower legal consulting costs. Our stock based compensation expense was $2.2 million in the three months ended September 30, 2006 a decrease of 76.2% compared with $9.3 million in the three months ended September 30, 2005. The Company granted certain key executives restricted stock awards, in connection with our initial public offering in August 2005, effective August 3, 2005, which vested over a six month period. This vesting period has been extended through January 3, 2007, hence the reduction in stock option expense related to these options for this period compared to last year. Depreciation and amortization expense for the three months ended September 30, 2006 and the three months ended September 30, 2005 remained relatively constant at $14.6 million and $14.7 million respectively.

Cost Per Gross Addition (CPGA)

Total blended CPGA expense (for India and ROW) was approximately $5.4 million for the three months ended September 30, 2006 and approximately $4.9 million for the three months ended September 30, 2005. Total CPGA expense for India was approximately $4.7 million for the three months ended September 30, 2006 and approximately $4.1 million for the three months ended September 30, 2005. Unit blended CPGA (for India and ROW), was approximately $137 for the three months ended September 30, 2006 and approximately $407 for the three months ended September 30, 2005. CPGA for India, was approximately $126 for the three months ended September 30, 2006 and approximately $508 for the three months ended September 30, 2005. CPGA has decreased due an increase in marketing spend amortized over a larger number of gross subscriber additions. Going forward, we continue to expect CPGA to decline as we amortize our fixed sales & marketing expenditure over an increasing number of gross subscriber additions.

Other income (expense)

Interest income. Interest income for the three months ended September 30, 2006 was $2.7 million, an increase of 32.8 % compared with $2.0 million in the three months ended September 30, 2005. This increase was due to increased average cash balances invested in marketable securities as a result of our 2005 financing activities and higher interest rates on investments.

Interest expense. Interest expense for the three months ended September 30, 2006 was $2.4 million, remaining relatively flat compared to the three months ended September 30, 2005.

Other income (expense). Other expense for the three months ended September 30, 2006 was $0.3 million compared with other income of $1.4 million recorded in the three months ended September 30, 2005. This decrease was due to a write-off of leasehold improvements in 2005.

Income tax

During the three months ending September 30 2006, the Company recorded an income tax benefit of $12.5 million compared to $28.7 million for the three months ending September 30, 2005. This benefit is the result of (1) current period operating losses, partially offset by stock option shortfalls where the actual tax benefit from stock option exercises and vesting of restricted stock was less than the amount previously accrued for book purposes in 2006 and (2) reduction in our corporate effective tax rate by approximately 2% following the move of our headquarters from Washington, D.C. to Silver Spring, M.D. in September 2005.

Nine months ended September 30, 2006 compared with nine months ended September 30, 2005

Revenue

The table below presents our operating revenue for the nine months ended September 30, 2006 and 2005, together with the relevant percentage of total revenue represented by each revenue category.

	Nine months ended September 30,
	2006		2005
		Percent of total		Percent of total
	($ in thousands)
Revenue:
Subscription	$5,340	50.5	$2,554	35.3
Equipment sales	2,433	23.0	1,646	22.8
Other	2,810	26.5	3,035	41.9

Total revenue:	$10,583	100%	$7,235	100%

Total revenue for the nine months ended September 30, 2006 was $10.6 million, a 46.3 % increase compared with $7.2 million for the nine months ended September 30, 2005. This was primarily due to increased revenue from subscribers to our DARS service and equipment sales, offset by a reduction in other revenues. The mix of our revenue changed during 2005 as we emerged from development stage and deployed newly acquired financial resources to implement our India-focused subscription sales business plan.

Subscription revenue. Subscription revenue for the nine months ended September 30, 2006 was approximately $5.3 million, an increase of 109.1% compared with $2.6 million generated in the nine months ended September 30, 2005. This increase in subscription revenues was primarily due to the increase in our paying subscribers. We expect to increase subscription revenues in 2006 as we expand our subscriber base in India.

Average Monthly Subscription Revenue Per Subscriber (ARPU).

Blended ARPU (for India and ROW) was $3.86 for the nine months ended September 30, 2006 and $4.83 for the nine months ended September 30, 2005. The reduction in blended ARPU for 2006 compared to 2005 resulted from the shift of the subscribers’ weighing to India where single market ARPU is lower than other markets. ARPU from India was $2.97 for the nine months ended September 30, 2006, and $2.56 for the nine months ended September 30, 2005. In July 2005, we increased the annual subscription pricing by 50% to Rs. 1,800 (approximately $40) from Rs. 1,200 (approximately $27). The increase in the monthly subscription price took effect for all billing cycles on or after July 7, 2005. We expect total blended ARPU to decrease for 2006 as we expect the majority of our subscribers to come from our India market relative to other regions (where we sell a global subscription package ranging from $5.00 per month to $9.99 per month).

Equipment sales revenue. Equipment sales revenue was approximately $2.4 million for the nine months ended September 30, 2006, an increase of 47.8 % compared with $1.6 million for the nine months ended September 30, 2005. This increase was primarily due to increased unit sales in India. We sold approximately 117,000 receivers in the nine months ended September 30, 2006, compared with approximately 26,000 receivers sold in the nine months ended September 30, 2005.

Other revenue. Other revenue for the nine months ended September 30, 2006 was $2.8 million, a decrease of 7.4% compared with $3.0 million for the nine months ended September 30, 2005. This decrease was primarily due to a reduction in government services revenue offset by an increase in miscellaneous other revenue. Other revenue primarily consists of capacity lease revenue, government services revenue, data subscription revenue, licensing/manufacturing income and syndication income.

Capacity lease revenue. Satellite capacity leasing revenue for the nine months ended September 30, 2006 was $0.7 million, a decrease of 24.5% compared with $0.9 million for the nine months ended September 30, 2005. This decrease was a result of a reduction in the number of broadcasters contracting to use our satellite capacity for their broadcasts as we shifted focus toward acquiring new subscribers and away from the capacity leasing business.

Government services revenue. Government services revenue for the nine months ended September 30, 2006 was $0.1 million, a decrease of 86.6 % compared with $1.1 million for the nine months ended September 30, 2005. Government services revenues decreased as we completed the Pakistan Education Initiative (PEI) contract in September 2005, partially offset by the entry into a government contract in the third quarter.

Miscellaneous other revenue. Other revenue (including licensing/manufacturing income and syndication income) for the nine months ended September 30, 2006 was $2.0 million, an increase of 91.2 % compared with $1.0 million, in the nine months ended September 30, 2005. This increase was principally due to revenue from a contract with the European Union, a new data service contract launched in the fourth quarter of 2005, an increase in syndication revenues from XM Radio, and a litigation settlement from a former broadcaster.

Cost of services

The table below presents our costs of services for the nine months ended September 30, 2006 and 2005, together with the relevant percentages of total cost of services for each cost category.

	Nine months ended September 30,
	2006		2005
		Percent of total		Percent of total
	($ in thousands)
Cost of services:
Engineering & broadcast operations	$12,210	41.8	$7,962	57.2
Content & programming	6,665	22.8	2,885	20.7
Customer care, billing & collection	1,487	5.1	284	2.0
Cost of equipment	8,144	27.9	2,022	14.5
Other cost of services	700	2.4	767	5.6

Total cost of services:	$29,206	100%	$13,920	100%

Total cost of services for the nine months ended September 30, 2006 was $29.2 million, an increase of 109.8% compared with $13.9 million in the nine months ended September 30, 2005. This increase was primarily due to increases in the engineering and broadcast operations, cost of equipment, and content & programming.

Engineering and broadcast operations. Engineering and broadcast expense, including the cost of operating our two satellites, ground control systems and telecommunications links as well as our in-orbit insurance, for the nine months ended September 30, 2006 was $12.2 million, an increase of 53.4 % compared with $8.0 million in the nine months ended September 30, 2005. This increase was primarily due to an increase in in-orbit insurance as we renewed policies on our AfriStar and AsiaStar satellites in April 2005, and increased spending on product development efforts, offset by a pricing adjustment related to satellite monitoring services provided by a vendor.

Content and programming. Content and programming expense, which includes content production, music royalties and other content acquisition costs, for the nine months ended September 30, 2006 was $6.7 million, an increase of 131.0 % compared with $2.9 million for the nine months ended September 30, 2005. These expenses increased as we increased staffing levels to support the launch of live programming and additional channels specifically for the Indian market. New channels included PLAY, the first 24 hour sports talk channel in that market, and Falak, India’s first 24 hour Urdu channel. We also increased payments for music rights royalties due to the addition of a Bollywood content license expense, PPL license expenses and changes in other content royalties (IFPI, PRS London). We expect increased music royalties in 2006 as we have obtained the exclusive rights for live audio broadcast of cricket outside of India. We also expect content production costs to continue to increase in 2006 as we launch additional channels for India and other markets, and introduce several channels programmed in a live format. We intend to launch several additional channels for our India market including regional music and lifestyle programs in Gujarati, and Marathi, and business, comedy, children and educational channels.

Customer care, billing & collection. Customer care, billing and collections expense for the nine months ended September 30, 2006 was $1.5 million, an increase of 423.6 % compared to $0.3 million for the nine months ended September 30, 2005. This increase was due to increased volume of subscriber related activities. These expenses are expected to increase as we continue to add subscribers throughout 2006.

Cost of Equipment. Cost of equipment for the nine months ended September 30, 2006 was $8.1 million, an increase of 302.8 % compared with $2.0 million, in the nine months ended September 30, 2005. Cost of equipment increased due to an increased number of receivers being sold in India as we focused on ramping up subscriptions in that market. We expect this trend to continue as we continue to increase our subscriber additions throughout 2006.

Subscriber Acquisition Cost (SAC)

Total blended SAC (for India and ROW) calculated based on unit sales to our distributors, was approximately $40 per subscriber for the nine months ended September 30, 2006 and $11 for the nine months ended September 30, 2005. SAC for India, was approximately $41 per subscriber for the nine months ended September 30, 2006 and approximately $23 per subscriber for the nine months ended September 30, 2005.

Other cost of services. Other cost of services remained relatively flat for the nine months ended September 30, 2006 and 2005.

Operating expense

The table below presents our operating expense for the nine months ended September 30, 2006 and 2005, together with the relevant percentage increase (decrease) year-over-year.

	Nine Months Ended September 30,
	2006	2005	Percent increase (decrease)
Operating expense:
Cost of Services	$29,206	$13,920	109.8
Research and development	756	228	231.6
Selling and marketing	16,680	6,477	157.5
General & administrative	40,588	32,467	25.0
Stock-based compensation	9,386	10,246	(8.4)
Depreciation and amortization	44,056	44,136	(.2)

Total operating expense:	$140,672	$107,474	30.9%

Total operating expense for the nine months ended September 30, 2006 was $140.7 million, an increase of 30.9% compared with $107.5 million for the nine months ended September 30, 2005. This increase was primarily due to increases in our cost of services (discussed above), selling and marketing, and general and administrative expense. Our increase in research & development expense is due to increase in receiver product development activities. Our selling and marketing expense for the nine months ended September 30, 2006 was $16.7 million, an increase of 157.5% compared with $6.5 million in the nine months ended September 30, 2005. This increase was primarily due significantly increased marketing activity as we ramped up our advertising presence in our launched markets. Our general and administrative expense for the nine months ended September 30, 2006 was $40.6 million, an increase of 25.0 % compared with $32.5 million in the nine months ended September 30, 2005. This increase was primarily due to a $3.6 million increase in headcount expense as we increased staffing to execute on our business plan, and a $4.9 million increase in outside services (primarily temporary consultants, and technical & regulatory services), offset by a $1.0 million reduction in facilities expense as we moved into our Silver Spring headquarters. Our stock based compensation expense was $9.4 million in the nine months ended September 30, 2006 a decrease of 8.4 % compared with $10.2 million in the nine months ended September 30, 2005. Depreciation and amortization expense for the nine months ended September 30, 2006 and the nine months ended September 30, 2005 remained relatively constant at approximately $44.1 million.

Cost Per Gross Addition (CPGA)

Total blended CPGA expense (for India and ROW) was approximately $16.2 million for the nine months ended September 30, 2006 and approximately $6.8 million for the nine months ended September 30, 2005. Total CPGA expense for India was approximately $14.5 million for the nine months ended September 30, 2006 and approximately $5.6 million for the nine months ended September 30, 2005. Unit blended CPGA (for India and ROW), was approximately $134 for the nine months ended September 30, 2006 and approximately $200 for the nine months ended September 30, 2005. CPGA for India, was approximately $126 for the nine months ended September 30, 2006 and approximately $310 for the nine months ended September 30, 2005. Unit CPGA has decreased due to marketing expenditure being spread over a larger number of gross subscriber additions.

Other income (expense)

Interest income. Interest income for the nine months ended September 30, 2006 was $8.8 million, an increase of 140.0 % compared with $3.6 million in the nine months ended September 30, 2005. This increase was due to increased average cash balances as a result of our recent financing activities and higher interest rates.

Interest expense. Interest expense for the nine months ended September 30, 2006 was $7.0 million, a decrease of 6.7 % compared with $7.5 million in the nine months ended September 30, 2005. This decrease was primarily due to the extinguishments of debt related to the Alcatel settlement in the nine months ended September 30, 2005.

Other income (expense). Other expense for the nine months ended September 30, 2006 was $3.1 million compared with Other income of $2.3 million recorded in the nine months ended September 30, 2005. This increase was due to a write-off of leasehold improvements, and foreign currency fluctuation adjustment under a contract where our payment obligation was denominated in Euros.

Income tax

During the nine months ending September 30 2006, the Company recorded an income tax benefit of $36.7 million compared to $41.0 million for the nine months ending September 30, 2005. This benefit is the result of (1) current period operating losses, partially offset by stock option shortfalls where the actual tax benefit from stock option exercises and vesting of restricted stock was less than the amount previously accrued for book purposes (2) release of a partial valuation allowance against certain foreign net operating losses (3) an adjustment associated with Internal Revenue code, Section 162(m) limitation and (4) reduction in our corporate effective tax rate by approximately 2% following the move of our headquarters from Washington, D.C. to Silver Spring, M.D. in September 2005.

LIQUIDITY AND CAPITAL RESOURCES

Overview

As of September 30, 2006, we had cash and cash equivalents of $33.7 million, and marketable securities of $156.3 million. Cash and cash equivalents and marketable securities decreased $86.0 million during the nine months ended September 30, 2006. This decrease resulted from $78.7 million used in operating activities, $74.3 million provided by investing activities, and $1.1 million provided by financing activities. Cash flows used in operations includes the net loss of $94.8 million and $3.5 million used in working capital partially offset by $19.6 million in non cash expenses included in net loss. Cash flows provided by investing activities consisted mainly of $82.8 million in net sales of marketable securities partially offset by $5.7 million used for the purchase of property and equipment and $2.7 million used for purchase of satellite and related systems. Cash flows provided by Financing activities consisted of $2.2 million from the proceeds from exercise of employee stock options, $0.4 million from net minority interest contributions, offset by a $2.0 million increase in restricted cash for certain lease obligations.

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

Uses of Cash

Our cash used during the three months ended September 30, 2006 consisted primarily of funding operating expenses and working capital.

Future Operating Liquidity and Capital Resource Requirements

Based upon our current plans, we believe that our cash, cash equivalents and marketable securities will be sufficient to cover our estimated funding needs for at least the next 12 months. Our financial projections are based on assumptions which we believe are reasonable but contain significant uncertainties.

We currently intend to use our existing cash reserves to execute our business plan, which for India, includes the build-out of a terrestrial repeater network, service launch in key cities and marketing expenses related to subscriber acquisitions; for Italy, contemplates service launch and technology related expenses; for the Middle East, involves minimal terrestrial repeater capital expense for a network in Bahrain; and for China, other Western Europe markets and other selected markets within our coverage area, includes limited business development expenses. We expect that the majority of our expenditures in 2006 will be directed towards sales and marketing activities, including developing subscriber operations, increasing content and programming development, capital expenditures, operating and corporate expenses including interest, tax payments, research, development and manufacture of our mobile receivers and terrestrial repeaters. We are currently reviewing our business plan for potential modifications that could result in the reduction of cash expenditures over the next 12 months.

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

Our ability to obtain the financing in the future will depend on several factors, including future market conditions; our success in developing, implementing and marketing our satellite radio service, our future creditworthiness and restrictions contained in agreements with our investors or lenders. If we fail to obtain any necessary financing on a timely basis or on attractive terms, our results of operations could be materially adversely affected. Additional financings could also increase our level of indebtedness or result in further dilution to existing shareholders.

Capital expenditures

We have spent approximately $747 million on capital expenditures related to the development and launch of our satellites, for our ground systems and for property and equipment. We may spend additional amounts to enhance our infrastructure with terrestrial repeaters depending on licenses and business requirement, if supported by an appropriate business model and funding of such projects. We expect to start our terrestrial repeater network build-out in key metropolitan areas in India next year, assuming we obtain the necessary regulatory approvals, and the total cost to cover these major metropolitan areas we currently estimate to be approximately $20 million. This amount will need to be reviewed as we conduct actual testing, including further topographical analysis. We also expect to start our terrestrial repeater build out in Bahrain; however we do not expect this cost to be significant. Over the next 12 months we also anticipate technology and terrestrial repeater development expenses associated with rolling out our services in Italy. We estimate those expenses to be approximately $20 million. This amount will need to be reviewed as we conduct actual testing as in India. Until we receive the final approvals from China’s regulatory agencies, we will not start the build-out of a terrestrial repeater network in China. We do not envision this project starting in the next 12 months. We expect the total network in China to cost a similar amount as India in its initial stages. Our future capital expenditures will depend on our business strategy and our response to business opportunities and trends in our industry and our markets.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency

As a global company, we are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany balances between subsidiaries that operate in different functional currencies and transactions with customers, suppliers and employees that are denominated in foreign currencies. Our objective is to minimize our exposure to these risks through our normal operating activities and, where appropriate, to have these transactions denominated in United States dollars. For the Nine months ended September 30, 2006, approximately 56% of our total revenues and 23% of total operating expenses were denominated in foreign currencies. For the Nine months ended September 30, 2005, approximately 57% of our total revenues and 48% of total operating expenses were denominated in foreign currencies. The following table shows approximately the split of these foreign currency exposures by principal currency:

	Foreign Currency Exposure at September 30, 2006
	Euro	Indian Rupee	Kenyan Shilling	South African Rands	Other	Total Exposure
Total Revenues (Nine months ended September 30, 2006)	21%	51%	15%	9%	4%	100%
Total Cost of Revenues and Operating Expenses (Nine months ended September 30, 2006)	18%	68%	5%	3%	6%	100%

For fiscal 2005, approximately 51% of our total revenues and 17% of our total operating expenses were denominated in foreign currencies.

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

Changes in Internal Control over Financial Reporting. The Company has instituted control improvements, including hiring additional key accounting personnel and instituting a greater level of internal control consciousness. In addition, during the quarter ended September 30, 2006, the Company added further controls by implementing additional review procedures over the selection, application and monitoring of appropriate accounting policies, and increasing oversight of its overseas subsidiaries. There have been no additional changes in its respective internal control over financial reporting during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our respective internal control over financial reporting.

Part II—Other Information

Item 1.	Legal Proceedings

Not applicable.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) See information included in the Company’s Current Reports on Form 8-K filed on August 30, 2006 and September 13, 2006, respectively.

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

As of September 30, 2006, the Company held approximately $196.5 million of the net proceeds from the offering, of which $156.3 million are invested in short-term marketable securities and money market instruments and $40.2 million are held as demand deposits and restricted cash with various banks. The Company has utilized $24.5 million of the net proceeds towards the following expenditures:

(1) Capital expenditures to an extent of $1.4 million;

(2) Income taxes to an extent of $1.0 million;

(3) Sales and marketing expenditures to an extent of $5.2 million; and

(4) Cost of goods sold, general and administrative expenses to an extent of $16.9 million.

(c) Not applicable.

Item 3.	Defaults Upon Senior Securities

(a) Not applicable.

(b) Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

(a) Not applicable.

(b) Not applicable.

Item 6.	Exhibits

10.1	Conversion Agreement dated August 29, 2006 among the Company and Yenura Pte. Ltd.

31.1	Certification of the Chief Executive Officer of WorldSpace, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of WorldSpace, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer of WorldSpace, Inc. pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of WorldSpace, Inc. pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLDSPACE, INC. (Registrant)

By:	/s/ NOAH A. SAMARA
Noah A. Samara Chairman, Chief Executive Officer and President

/s/ SRIDHAR GANESAN
Sridhar Ganesan Executive Vice President—Chief Financial Officer

Dated: November 14, 2006

EXHIBIT INDEX

Exhibit No.
10.1	Conversion Agreement dated August 29, 2006 among the Company and Yenura Pte. Ltd.

31.1	Certification of the Chief Executive Officer of WorldSpace, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of WorldSpace, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer of WorldSpace, Inc. pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of WorldSpace, Inc. pursuant to Section 906 of Sarbanes-Oxley Act of 2002