Form 10-K
period 2006-12-31
WorldSpace, Inc
filed 2007-04-17
CIK 1315054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2006

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the close of business on June 30, 2006 was $58,867,726.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of April 13, 2007)
CLASS A COMMON STOCK, $0.01 PAR VALUE	39,869,028

DOCUMENTS INCORPORATED BY REFERENCE

PART III—Certain portions of our definitive Proxy Statement for Annual Meeting of Stockholders for 2007.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee our future results, levels of activity or performance. Any or all of our forward-looking statements in this annual report on Form 10-K may turn out to be inaccurate. We have based these forward-looking statements on our current expectations and projections about future events and financial, political and social trends and assumptions we made based on information currently available to us. These statements may be affected by inaccurate assumptions we might have made or by known or unknown risks and uncertainties, including the risks and uncertainties described in “Item 1A. Risk factors.” In light of these assumptions, risks and uncertainties, the forward-looking events and circumstances discussed in this annual report on Form 10-K may not occur as contemplated, and actual results could differ materially from those anticipated or implied by the forward-looking statements.

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

PART I

Restructuring of Convertible Notes

On April 13, 2007, we entered into an agreement with the holders of our existing 5% convertible notes due December 30, 2014 (the “existing notes”) to redeem certain of the existing notes for cash and issue new securities in exchange for the remainder of the notes. We will redeem $50 million principal amount of the existing notes for cash. We will exchange the remaining $105 million principal amount of the existing notes for the following:

•

senior first lien notes (the “senior secured notes”) in the aggregate principal amount of $45 million paying interest at LIBOR plus 6.5% per annum and repayable $27.5 million on the first anniversary of issuance and $17.5 million on the third anniversary of issuance;

•

amended and restated convertible notes in the aggregate principal amount of $60 million paying interest at 8.0% per annum and repayable on the third anniversary of issuance; these notes are convertible into shares of our Class A Common Stock at a conversion price of $4.25 per share, subject to customary anti-dilution adjustments; and

•

warrants, exercisable for five years, to acquire an aggregate amount of 2,647,059 shares of our Class A Common Stock (“warrants”) at an exercise price of $4.25 per share, subject to customary anti-dilution adjustments.

Concurrently with the closing of the transaction, we will pay any accrued and unpaid interest on the existing notes in cash.

The senior secured notes will be secured by a first priority lien on our assets and the amended and restated convertible notes will be secured by a second priority lien on our assets.

The closing of the transaction is subject to execution of definitive documentation and other conditions.

See our Current Report on Form 8-K filed with the SEC on April 16, 2007. See also Note N to our Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Future Operating Liquidity and Capital Resource Requirements” included elsewhere in this Annual Report on Form 10-K.

ITEM 1.	BUSINESS

Overview

We were the first company to establish an operational satellite-based digital radio system, commonly known as Digital Audio Radio Service (DARS) and today are the only licensed DARS provider outside of North America, South Korea and Japan.

Through the end of December 2006, we have spent approximately $1.5 billion in connection with the development and launch of our business. Our current infrastructure supports a satellite-only service and is a fully operational system consisting of three main elements: two geostationary satellites, AfriStar and AsiaStar; the associated ground systems that provide content to and control the satellites; and the receivers owned by our customers. We expect to inaugurate a hybrid service (satellite plus terrestrial repeaters) for mobile reception, first in Bahrain later this year and then in the United Arab Emirates (UAE); in each of these jurisdictions we now have the regulatory authorizations to establish a hybrid mobile service and are implementing an enhancement to our infrastructure with the addition of networks of terrestrial repeaters (i.e., “gap fillers”) and a next generation of receivers designed to receive broadcasts from our networks of terrestrial repeaters as well as from our satellites. We are planning similar system enhancements in Europe (where we now have the necessary regulatory authorizations to establish a hybrid mobile service in Italy) and India.

Our satellite coverage area encompasses the most densely populated parts of Asia, including India and China, all of Africa and the Middle East and most of Europe. Each of our satellites can service three large geographic areas through three beams capable of carrying up to 80 channels each. As a result, we have the technical capacity to broadcast a tailored mix of up to 80 channels on a subscription basis in each of six target markets. We currently offer a subscription package in India for $3.44 (Rs.150) per month, a subscription package in Africa and the Middle East for $5.00 per month and a premium package targeted to English-speaking expatriates living throughout our current broadcast area for $9.99 per month. As of December 31, 2006, we had more than 199,000 paying subscribers, including approximately 162,000 subscribers in India, over 2,000 subscribers in the Middle East, over 26,000 subscribers in Africa and over 6,000 subscribers in Europe. In view of the impending launch of our hybrid service in Middle East which necessitates the next generation receivers to be used for receiving signals, we had stopped the marketing of current receivers in Middle East since 2006.

We provide high quality radio programming, including a wide variety of music, news, sports and entertainment channels. Our programming philosophy is to meet the demands of listeners from different linguistic and cultural backgrounds by providing channels of international interest (such as BBC, CNN International and Virgin Radio U.K.) as well as channels with more national and regional focus (such as NDTV and RM Radio). We also broadcast unique WorldSpace-developed programming. For example, in India, we broadcast popular Indian niche channels such as Jhankaar and Farishta (Hindi film hits), Gandharv (Hindustani classical) and Shruti (Carnatic classical) as well as proprietary international music channels such as UPop (global pop), Maestro (classical), and Up Country (country). Our subscription service provides a number of advantages over existing radio programming in our target markets, including greater diversity of content, multi-lingual programming, broader geographic coverage and commercial-free music. In 2006, we introduced seven new channels: Surabhi (Marathi Regional Music and Lifestyle), Umang (Gujarati Regional Music and Lifestyle), Falak (Urdu Regional Music and Lifestyle), Fox Sports Radio (U.S. Sports Talk), RMC Info (French Sports), Disso FM (Music and Information for the Mouride Community) and AFEXPAT (Music, News and Info for the Pulaar and Sonike Communities).

As the only company licensed to offer DARS in our satellite coverage area (other than in South Korea and Japan), we are in a position to roll out our subscription service on a sequential basis in the markets we expect to be the most attractive, subject to obtaining any required local regulatory approvals. We have focused our recent efforts on India, where we continue the roll-out of our service with marketing support, although we have significantly reduced spending for 2007 there until we improve subscriber take up strategies and obtain the regulatory approvals for a hybrid mobile service; in Europe, where we are planning for the roll-out of a hybrid mobile service next year in Italy, having obtained in 2006 the necessary terrestrial repeater licenses; and in China, where we are working with partners to obtain the regulatory approvals necessary for service launch.

Our strategy is to establish a strong set of local alliances and strategic partnerships to assist in distribution, content procurement, regulatory compliance and the build-out of a terrestrial infrastructure prior to embarking on a full roll-out in a particular market.

Our Markets

Within our broadcast coverage area, we believe that India, Europe and China are the most attractive target markets for the launch of our service. Other markets we will pursue opportunistically include the Middle East, as well as Africa, the expatriate communities within our coverage area and government agencies.

Our India business plan

By the end of 2006, we had a retail presence through our dealers in ten of the largest metropolitan areas in India: New Delhi, Mumbai (formerly known as Bombay), Chennai (formerly known as Madras), Hyderabad, Bangalore, Ahmedabad, Chandigarh, Pune, Kochi (formerly known as Cochin) and Kolkata (formerly known as Calcutta), and an additional 22 smaller cities.

Our receivers are currently distributed through 1,527 retail outlets in our target metropolitan markets, and 737 direct sales agents.

We currently offer our subscribers in India 43 channels of music, entertainment and information programming in eight languages, and anticipate introducing additional channels in the near future. This programming ranges from regional to national and international in its focus. The basic subscription package that we offer in India consists of international news (such as NPR, BBC and CNN International); WorldSpace-branded English language channels playing a full range of international music; Indian niche genre channels such as Jhankaar, Ghandharv, Shruti and Farishta; Indian news channels such as NDTV India and NDTV 24*7; Indian regional music channels such as Sparsha, Spandana, Tunak, Spin, Umang, Surabhi, Falak, Sonar, KL Radio and RM Radio; and lifestyle and meditation channels such as Moksha and the Art of Living. We have also featured the WorldSpace created-channel PLAY, which is the first all-sports, talk radio channel in India and provides comprehensive coverage of cricket and other sports for the Indian market. PLAY features live, exclusive ball-by-ball coverage of major cricket matches. The channels are broadcast 24 hours a day. In 2006 we launched regional music and lifestyle channels in the Marathi, Gujarati and Urdu languages. In 2007 we are planning to launch an India based and a more general children’s channel that we will also broadcast in India. In 2006 we also started broadcasting live on a number of WorldSpace branded channels. Our long term strategy focuses on live music broadcasting, the creation of unique, compelling and exclusive content events that can be leveraged on one or more WorldSpace channels, as well as increasing channels with a regional and talk focus.

India has proved to be a difficult market to achieve the level of subscriber additions we were expecting when we launched our commercial service in 2005. We still believe the India market fundamentals are attractive, but we have reduced 2007 spending pending demonstration of improved subscriber take up strategies and the approval of our request for licenses to support the launch of our hybrid mobile service. We plan to introduce a terrestrially augmented mobile service in India after receiving appropriate regulatory approvals and to that end we are developing next generation receivers capable of receiving signals from both our satellites and from the terrestrial repeater networks.

We plan to use India’s extensive electronics and automobile aftermarket networks to sell our early automobile-mountable mobile receivers. We are working to establish partnerships with automobile manufacturers so that they can offer factory-installed WorldSpace receivers in their new cars. We also plan to establish distribution relationships with auto accessories store chains, which play an important role in the Indian aftermarket.

Our European business plan

We currently offer service in parts of Europe through satellite receivers and have over 6,000 subscribers. Although we can provide satellite DARS in Europe today through satellite receivers, mobile reception requires the implementation of complementary terrestrial repeaters. These repeaters would operate within our assigned frequency band and would be used to fill gaps in satellite coverage, particularly in urban zones.

In the past year, development of a hybrid mobile service in Europe has moved from the business development stage into an implementation stage for our mobile system, initially in Italy. Following our establishment in 2006 of an Italian joint venture with minority partner Class Editori, a media company based in Milan, the joint venture company, WorldSpace Italia, S.p.A., received a license from the Italian government to establish a repeater network in Italy and provide a mobile service. We have contracts in place for new chipset and receiver development, repeater development and manufacture, repeater network design and installation and a robust conditional access system. We are also talking to content providers and other potential partners for the expected 2008 roll-out of our mobile service in Italy.

Our regulatory franchise, including radio frequency assignments and the associated orbital location of our AfriStar satellite as well as our Italian license, positions us to initiate our DARS service in Europe. However, for countries other than Italy, we will need to obtain additional local regulatory approvals for the deployment of our mobile DARS service. We are in discussions with potential partners and regulatory authorities in a number of other European countries, including France, Germany, Spain, and the United Kingdom, among others. Accordingly, we plan to launch our hybrid mobile service in Europe in two phases. The first phase would offer mobile services in a single national market, Italy, while the second phase would focus on adding selected other targeted countries. Phase One would utilize the west beam of our AfriStar satellite, which has sufficient capacity to provide an attractive product offering in at least one European country, and a complementary terrestrial repeater network in the market’s urban zones. In Phase Two, we plan to provide a pan-European service through the launch of a co-located L Band satellite (AsiaStar-2) and the deployment of complementary terrestrial repeater networks in urban zones within additional service countries. We have received authorization from the FCC to launch and operate an additional satellite at the same orbital location as our AfriStar satellite. We plan to launch this additional satellite, subject to receiving required terrestrial repeater approvals in additional countries in Europe and arranging financing.

We intend to offer multiple country-specific program packages, consisting, respectively, of various European language programming, together with a number of English language pan-European channels. We anticipate each country package would contain around thirty to fifty channels including music, talk and sports, as well as niche services such as a mixed audio and data nautical channel. The content offering will include original and exclusive channels targeting different population segments that have been identified by our market studies. Although the intended primary focus of our plan is to target the automobile market, other potential applications such as the home reception or commercial vehicle markets would also be implemented.

In planning for the launch of a mobile DARS in Europe, we are pursuing strategic relationships with automobile OEMs, media groups, content providers receiver manufacturers and technology providers.

Our China business plan

While we have in place our satellite infrastructure for China, we have not yet begun to offer DARS in China. We are currently in discussions with various media and governmental entities to establish alliances for content to be broadcast on the WorldSpace system in China, and we are discussing with China’s State Administration of Radio, Film and Television (SARFT) the business model we expect to use to conduct our operations in China. Pursuant to a series of agreements and approval documents issued by relevant governmental authorities, China Satellite Communications Corporation (ChinaSat), our agent and one of six state-owned telecommunications operators in China, has acquired spectrum allocation and is attempting to acquire certain other approvals necessary to operate satellite retransmission services in China. Additionally, our agent, ChinaSat, has established an uplink station in Beijing for our AsiaStar satellite.

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

We believe we are well positioned to offer an initial DARS system to the Chinese market, subject to any required government approvals. Through WorldSpace China, we have established relationships with several third-party providers of content relating to these services, including China National Radio, China Radio International, SEEC Media Group, Ltd., and Hunan Radio & TV and we expect to activate these relationships upon receiving government approval.

Our Middle Eastern and African business plan

In addition to our markets of primary concentration – India, Europe and China – we have been targeting opportunistically other attractive markets in our coverage area. In the Middle East, we are focusing initially on rolling out our mobile service in Bahrain and the UAE. These target markets will include the local Arabic population as well as South Asian and western expatriates. We are implementing a mobile service based upon authorizations received from the telecommunications regulatory authorities of Bahrain and the UAE, and intend to roll out our mobile service initially in Bahrain, followed by the UAE. We have added two dedicated Arabic channels, Ranin (new Arabic hits) and Minzaman (Arabic retro/classical), concluded on agreement with CNBC Arabia, and have begun efforts to launch additional Arabic channels covering key genres of Arabic music. We plan to leverage our Indian content to provide a “voice from home” for the large number of expatriates from India, Pakistan, Sri Lanka and Bangladesh. We believe the South Asian expatriates, as well as the western expatriates who are interested in receiving reliable news, information and entertainment from sources and in formats that they are used to receiving at home, provide an attractive market with a high disposable income and strong ties to their homeland. In Africa, we will focus initially on building the WorldSpace brand and business in South Africa.

Programming and Content

Consumer radio

Our content is a key differentiating factor in attracting subscribers and increasing our subscription revenue. Our approach to content comprises three key strategies: (i) to form relationships with the best international, national and regional content providers; (ii) to create high-quality unique content, including content that has not been available through the local radio providers in a particular market; and (iii) to aggregate in each of our markets the most appealing mix of audio programs. The mix of audio content provided in each market is tailored to the needs and preferences of major, as well as niche, target listener segments within such market. Each of our satellites can broadcast three beams of information covering different parts of the satellite’s footprint. Each beam has the capability to broadcast up to 80 channels with its own individual mix of programming. For example, our AsiaStar satellite offers one set of content on the beam primarily targeting India and will offer a different set of content on the two beams targeting China and Southeast Asia.

Overall, we currently broadcast a total of 78 separate digital channels, delivering music and multilingual news, sports, information and data. Currently, 45 channels are provided by international, national and regional third parties and 33 are WorldSpace-branded channels produced by us, or by third parties uniquely for us. In 2006, we introduced seven new channels, regional music and lifestyle channels in the Marathi, Gujarati, and Urdu languages, Fox Sports Radio (U.S. Sports Talk), RMC Info (French Sports), Disso FM (Music and Information for the Mouride Community) and AFEXPAT (Music, News and Info for the Pulaar and Sonike Communities). At the turn of the year and into 2007, we have already added a number of channels, including a comedy channel and a retro hits channel and we are presently preparing to launch a new business channel in India. We also are exploring ways of enhancing our sports related programming in a cost-effective way.

On our WorldSpace branded channels we generate exclusive, compelling and unique content by creating events or partnering with existing events in the entertainment world. An example of this is the UPop Sessions @ Abbey Road in which we brought in over 30 bands for live recording sessions. We broadcast this three day event live on our UPop channel as well as archived all the content for future playback. We also partnered with existing events such as the Brit Awards, Lollapalooza, the Virgin Mobile Festival and many others to deliver the most current, exciting entertainment content to our subscribers.

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

We have agreed to provide free of charge 5% of the capacity of each of our satellites to First Voice International (First Voice) through the life of such satellites and to provide uplink service for First Voice’s content for at least two years. First Voice is a nonprofit organization whose establishment was inspired by our Chairman and Chief Executive Officer, Noah Samara, and which provides free informational and educational programming to local communities within our broadcast coverage area. Mr. Samara is also the Chairman of First Voice.

AsiaStar

The northwest beam of our AsiaStar satellite offers 43 channels to our primary market of India. Some of our channels are available free-to-air, but most require subscription service.

We plan to use the other two beams on the AsiaStar satellite to broadcast in China and Southeast Asia.

AfriStar

Our AfriStar satellite offers 53 channels, most of which are available on all three beams. The programs offered on these channels are broadcast into Africa, the Mediterranean basin countries, the Middle East and parts of Europe. We plan to use the west beam of our AfriStar satellite to launch a dedicated DARS Service in Italy, having received regulatory authorizations to establish a mobile DARS.

Receivers and Multimedia and Data Devices

Consumer audio receivers

WorldSpace receivers are currently available in a range of individual, home and office models. Models available on the market today include portable, durable individual units specially suited to meet the needs of travelers, the military and rural conditions to set-top box type units with features designed to interest the younger, electronics savvy consumer. We are continually working to reduce the price and increase the variety of our current product generation. In parallel, working with Analog Devices, we are developing our next generation of receivers based on a new digital signal processing chipset. These next generation receivers will have a number of additional capabilities. In order to take full advantage of those capabilities, we will have to broadcast our signal in a new waveform. However, our current generation of receivers will not be able to interpret this new signal. As we introduce and market our next receivers, we expect to broadcast in both waveforms. However, at some point in the future as our next receivers achieve broad market acceptance, we expect that we will discontinue broadcasting the signal used by our current generation of receivers. In addition, WorldSpace is developing a Satellite Digital Radio (SDR) for Europe based on the European Telecommunications Standards Institute (ETSI) standard recently approved in September 2006. WorldSpace is developing a new European Waveform that is based on the new standard using the 1.5 MHz Eureka block, as well as the chipset needed to enable third parties to build WorldSpace products based on the new standard.

India & Rest of the World

Our existing receivers used in India are manufactured by BPL and are sold in the retail market at prices ranging from Rs.2,499 to Rs.3,599 (approximately, $60 to $86). Currently, the lowest cost BPL receiver is the One World, which is offered at a retail price of Rs.2,499 (approximately $60). To help achieve this price point, we currently provide a subsidy for this receiver. Substantially all receiver sales are of this low-cost BPL receiver. We continue to pursue all opportunities to reduce receiver costs.

The table below shows the different types of our receivers that are currently offered in the Indian market:

Name of unit	Manufacturer Price			Picture

Diva II	BPL	Rs.3,599 (approximately $	86)

One World	BPL	Rs.2,499 (approximately $	60)

We are working with Analog Devices and our receiver manufacturers to produce a next generation of receivers with advanced capabilities. These receivers will use Digital Signal Processing (DSP) technology in their chipset. The DSP technology allows a stock chipset to be programmed to operate in our receivers. These new receivers will incorporate interleaver processing technology that will allow them to buffer broadcast signals for approximately 4 seconds reducing signal disruption due to temporary blockages (such as passing under a bridge). The new receivers will be capable of receiving a multi carrier modulated (MCM) replica signal from a network of terrestrial repeaters. The new receivers will also use improved audio compression technology, allowing us to broadcast high quality audio from our satellites using less bandwidth. This will eventually allow us to distribute more channels per satellite beam. When we begin marketing these receivers, we will introduce an over-the-air authorization channel (OAAC). This will allow us to activate or deactivate these receivers quickly without the customers having to enter passwords manually into their receivers.

Our new product line will include receivers specifically intended for automobile and home use. For the automobile market initially, we plan to introduce after-market oriented products, which will be housed in a docking station on the automobile’s dashboard and will use an omni-directional antenna mounted on the automobile’s roof. Similar to the receivers used by Sirius and XM, these automobile receivers would access our satellite when in line of sight of our satellite or a terrestrial repeater network when line of sight to our satellite is blocked, which would generally only be the case when the receiver is in a major metropolitan area and large buildings, trees and other natural obstructions obscure line of sight with our satellites. For the home market, we will be offering a low-end product targeted at cost conscious customers in India as well as a high-end product for electronics early adopters.

We are currently in the final development stages with third-party companies, including Flextronics and BPL, to manufacture our next generation of receivers. We expect that the initial line of our next generation products will retail for prices ranging from Rs.3,550 to Rs.12,000 (approximately $77 to $260) with availability in late third quarter/early fourth quarter 2007. We may, as part of our marketing program, selectively subsidize receivers in the future.

Europe & Middle-East

WorldSpace is developing for Europe a mobile satellite-terrestrial broadcast technology based on the ETSI SDR (Satellite Digital Radio) standard recently approved in September 2006.

This waveform uses state-of-the-art Error correction codes (Turbo-codes) together with highly flexible time interleavers. In addition, the product implements a flexible modulation scheme that addresses low-power and high-power satellites. Furthermore, the standard’s built-in Quality of Service capabilities optimizes bandwidth utilization by enabling bandwidth allocation based on the class of service required. This feature enables real-time audio and video service and product implementations that need bandwidth resources reserved and/or protected while also enabling more forgiving data services that can benefit from retransmission techniques at the applicative layer. The terrestrial component of SDR specifies the use of the 1.5 MHz Eureka block thereby facilitating frequency coordination and planning at the European level.

The WorldSpace SDR technology will also use the following:

•	HE-AAC v2 for audio coding offering the best audio quality for low to medium bit rate applications

•	Optional MPEG Surround binaural audio coding to render surround effects in headphones

•	Program associated data such as artist name, song title, album title and album arts

The receivers planned may feature capabilities that include pause and rewind, preview of next artist, and many other attractive services, including push download services, GPS and navigation services.

Partnerships

WorldSpace has entered into a contract with Fraunhofer Institute (Germany) for the development of an SDR receiver reference design. This design will :

•	enable fast product development by aftermarket and OEM receiver vendors using a first generation architecture based on semi-custom ASIC and an ARM9 processor

•	allow the fast track development of full custom ASIC’s with reputable foundries

WorldSpace is also is also in the final stages of negotiating agreements with a major ASIC development company and a leading Satellite Radio system developer to develop the ETSI chip-set, OEM, and After-Market products for Europe. These agreements are expected to be finalized in the second quarter of 2007.

WorldSpace has awarded a contract to Certicom—an experienced Conditional Access (CA) vendor with a proven track record in the satellite radio space. The CA system delivers Entitlements over-the-air and enables pre-activation of OEM and After-Market receivers at the factory. This capability in turn enables WorldSpace to offer and better manage trial periods to customers without unduly burdening the call centers/dealers which should improve the service adoption rate by users.

Following an international competitive bid, WorldSpace awarded in June 2006 a contract to Sodielec (France)—a leading company in DVB-T transmitters—for the development and delivery of eight repeaters. The initial compatibility tests between repeaters and receivers were performed successfully in December 2006 and plans are underway to install repeaters in 2Q07 in Toulouse (France), Erlangen (Germany) and Milano (Italy) for field trials. Following the field trials, in 2008, we plan on installing the repeater network required to commence service in Italy.

After WorldSpace obtained a license to build and operate the first L-band satellite radio repeater network in Italy, WorldSpace signed an agreement with Telecom Italia to design and deploy the terrestrial repeater network throughout Italy for the launch of its first service in Europe.

Products

WorldSpace intends to provide a wide range of receivers to its subscribers in Europe. The primary focus is the automotive market which is expected to drive the growth in the early stages. Within the automotive space, two markets will be addressed:

a- OEM (Original Equipment Manufacturers):

Addressed by the following two kinds of receivers

•	Receiver Modules : typically small tuner modules (3” x 2” for example) that are mounted directly into the car entertainment (or navigation system) of a car

•

“Black Box” Modules : larger modules assembled in other parts of the car (boot, glove box...) and wired to the head unit. While this configuration may be a bit more costly, it offers the flexibility to integrate the radio into all head units including ones that do not have the space and connectivity provisions for an internal module.

b- Aftermarket:

Addressed by “plug and play” (PnP) receivers that are removable from the car. The initial planed PnP receiver will be positioned in the mid to high end for the market and may include a color screen and enough memory to address tech-savvy early adopter consumers.

All the above mentioned receivers will be capable of supporting advanced data and data-enabled media applications through easy integration with existing and emerging sources of data in cars including navigation (GPS) and telematic systems. Advanced data applications and premium services geared towards motorists will enable consumers to view in real time a wide range of relevant information including up-to-date traffic weather forecast, parking space availability, and other valuable information.

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

The WorldSpace System

Our system is a complete digital audio, data and multimedia system comprising three major components: the space segment, the ground segment, which includes satellite control and content uplinking, and the user segment. The space segment is designed to cover most of the geographical areas of the world (except North America and Australia) using three geostationary satellites. We have spent approximately $674 million on required infrastructure, including the satellites and the earth stations. Presently, two of the satellites, AsiaStar and AfriStar and their associated ground control systems, are providing operational services to Asia, all of the Middle East and Africa, and parts of Europe. We have two more satellites, one fully assembled (which we plan to use to provide mobile DARS in Europe) and another that is partially assembled and for which we have procured long lead parts (which will serve as a ground spare). The satellites are designed to provide digital audio, multimedia and data broadcasting to small fixed and portable L Band receivers in their line of sight anywhere in their broadcast coverage area. We also plan to implement terrestrial repeater networks that will be part of our system in selected markets within our satellite broadcast coverage area. With the addition of suitably located terrestrial repeater networks, the system can provide more reliable urban broadcast services to receivers in automobiles (similar to the services provided by XM, whose system is based on our proprietary technology).

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

Space segment

Both our AfriStar and AsiaStar satellites are Matra Marconi Eurostar 2000+ buses built by Alcatel Space and EADS Astrium, formerly known as Matra Marconi Space. Both are geostationary orbit satellites broadcasting programs in the L Band frequency (1452-1492 MHz range). Each of the two satellites has three downlink spot beams, with each beam covering approximately 14 million square kilometers of the earth. The AfriStar satellite, launched in October 1998, is located at the 21º East Longitude orbital location with beams covering all regions of Africa, the Mediterranean basin countries, the Middle East and parts of Europe. The AsiaStar satellite, launched in March 2000, is located at the 105º East Longitude orbital location with beams covering the most densely populated parts of Asia, including India, China and the southern part of Russia. The third satellite, which is fully assembled and ready for launch, is currently in storage at EADS Astrium’s and Alcatel Alenia Space facilities in Toulouse, France and Stevenage, U.K. A fourth satellite of identical design, for which long lead parts have been procured and partially assembled, is also maintained in storage in Toulouse, France and can be integrated and tested for launch in an abbreviated period of time.

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

As an alternative to the TFLS, individual broadcasters may also uplink directly to the satellite from their own facilities or from a central location via a Processed Feeder Link Station (PFLS). The PFLS can be installed at the broadcaster’s location or a location central to several broadcasters (to which programming is transmitted by the broadcasters via dedicated communication lines). The PFLS, after coding, translates the signal into PRCs for onward transmission to the processed transponder onboard the satellite. The processed payload transponder receives multiple uplink signals and processes them for rebroadcast in L Band. PFLSs in London and Toulouse currently provide access to AfriStar; a new PFLS in Dubai is under construction to replace the Nairobi PFLS which has been recently decommissioned. PFLSs in Melbourne and Singapore provide access to AsiaStar. The TFLSs and the PFLSs are equipped with custom-built encryption nodes to encrypt any channel or a group of channels to support the subscription management service.

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

Regulatory Matters

As an international satellite system operator and provider of DARS, we are subject to regulation at the international and national levels. At the international level, we are subject to the radio frequency spectrum allocation process and satellite coordination procedures of the ITU. Additionally, at the national level, we are subject to regulation by jurisdictions that have licensed our satellites and their associated ground segments. Finally, while provision of our satellite-only service in most markets does not require service authorization, the implementation of hybrid satellite and complementary terrestrial networks requires that we obtain prior service and/or frequency authorization(s) in each respective market.

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

At WARC-92, the ITU allocated the 1452-1492 MHz frequency band (within the so-called “L Band”) to the Broadcasting-Satellite Service (Sound), (BSS (Sound)) referred to as DARS in the United States, on a global basis. Recognizing the line of sight physics of satellite broadcasting and the need to provide seamless coverage in urban areas, the ITU specified that the global allocation covered BSS (Sound) and complementary terrestrial broadcasting. Further, WARC-92 limited BSS (Sound) initial operations to the upper 25 MHz of the L Band allocation (1467-1492 MHz), with the use of the lower 15 MHz of the L Band to commence after the conclusion of a planning conference, which has not been scheduled.

ITU satellite coordination

Our use of the orbital locations assigned to us in our licenses is subject to the frequency coordination and registration process of the ITU. In order to protect satellite systems from harmful radio frequency interference from other communications systems, the ITU maintains a Master International Frequency Register (MIFR) of radio frequency assignments and their associated orbital locations. Each ITU member state (referred to as an “administration”) is required by treaty to give notice of, coordinate, and register its proposed use of radio frequency assignments and associated orbital locations with the ITU’s Radiocommunication Bureau.

In our case, the governments of the United States, Australia and Trinidad and Tobago have licensed or authorized our AfriStar and AsiaStar satellites and the satellite intended for use in Central and South America (AmeriStar), respectively, and are therefore the notifying administrations for each of those respective satellites as well as another satellite intended as a replacement for AfriStar. As our notifying administrations, they are responsible for filing and coordinating our allocated radio frequency assignments and associated orbital locations for each satellite with both the ITU’s Radiocommunication Bureau and the national administrations of other countries in each satellite’s service region.

BSS (Sound) services share the L Band frequencies on a co-primary basis with terrestrial fixed, mobile and broadcasting services. Therefore, our satellites were required to be coordinated with existing systems either lawfully operating in our service regions or enjoying date priority ahead of us. While our notifying administrations, as the formal members of the ITU, are responsible for coordinating our satellites, in practice they require that we, as the satellite licensee, identify any potential interference concerns with existing systems or those enjoying date priority ahead of us, and provide the analytical work and interface necessary to coordinate with such systems. If we are unable to reach agreement and finalize coordination, our notifying administrations would then assist us with such coordination.

When the coordination process is completed, the ITU formally enters each satellite system’s orbital and frequency use characteristics in the MIFR. Such registration notifies all proposed users of frequencies that such registered satellite system is protected from interference from subsequent or nonconforming uses by other nations.

In the event disputes arise during coordination, the ITU’s Radio Regulations do not contain mandatory dispute resolution or enforcement mechanisms. Rather, the Radio Regulations’ dispute resolution procedures are based on the willingness of the parties concerned to reach a mutually acceptable agreement. Neither the ITU specifically, nor international law generally, provides clear remedies if this voluntary process fails. As further described below, each of our satellites in-service has been fully coordinated and registered in the MIFR and therefore enjoys priority over all later-filed requests for coordination and any non-conforming uses. Further, coordination information has been submitted for our AfriStar-2 satellite. However, while the ITU’s Radio Regulations set forth the procedures for the resolution of disputes that may arise either during coordination or after coordination is completed and satellites are registered, as a practical matter there are no mandatory dispute resolution or enforcement mechanisms at the ITU.

Regulation at the national level

Regulation of the satellites

AfriStar-1: Regulation by the United States. Following a previously issued experimental license, on December 17, 1999, the FCC granted AfriSpace, Inc., our wholly-owned subsidiary (AfriSpace), a full license authorizing AfriSpace to launch and operate the AfriStar-1 satellite at the 21° East Longitude orbital location to provide commercial digital audio broadcasting services in the L Band to Africa and the Middle East. The license specifically provides for a ten year license term and expires in January 2010. It is renewable at that time.

We successfully coordinated the operation of AfriStar-1 with each of the administrations in the satellite’s coverage area. On February 7, 2006, the ITU registered the AfriStar satellite network in the MIFR. Under current ITU spectrum priority rules, therefore, AfriStar-1 has priority for use of the relevant radio frequencies and the associated orbital position. The AfriStar-1 filing has a period of validity of thirty years, through October 2028.

Our AfriStar satellite is licensed to serve all markets within its footprint. As noted above, AfriSpace received its license to serve the Africa and Middle East regions. As a U.S. -licensed satellite system, AfriStar is subject to the FCC’s general policies governing satellite services. In this regard, in its DISCO I Report and Order, the FCC gave U.S. satellite operators the flexibility to serve any market within their satellites’ footprint, provided the United States’ international obligations to coordinate the spacecraft are satisfied. AfriStar has been fully coordinated for service throughout its service region, which includes not only the Middle East and Africa, but also portions of South Asia and Europe. Therefore, on April 8, 2004, AfriSpace notified the FCC that it intended to provide service to all regions within the satellite’s footprint.

AfriStar-2: Regulation by the United States. On January 3, 2006, we were awarded a license by the FCC to launch and operate AfriStar-2, and to co-locate it with AfriStar-1 at the 21° East Longitude orbital location. The satellite would operate within the same authorized frequency band (from 1467 to 1492 MHz) as AfriStar-1 and is expected to enhance our service coverage in North Africa, the Mediterranean basin and Europe, as well as provide certain “overlap” redundancy for the northwestern and northeastern portions of AfriStar’s current coverage area. The request for coordination with respect to AfriStar-2 was published by the ITU on May 3, 2005.

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

On February 2, 2006, an application for review was filed asking the FCC to reverse the order by which the FCC had granted the AfriStar-2 license. We timely submitted an opposition to this application for review. While we believe that the application for review lacks any legal basis that would justify a reversal of the FCC’s decision to grant the AfriStar-2 license, there is no guarantee that the FCC will uphold its order and our license.

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

AsiaStar: regulation by Australia

Our AsiaStar satellite is subject to regulation under the Radiocommunications Act 1992 (Cth) and the Radiocommunications Licence Conditions (Apparatus Licence) Determination 2003 (Cth), related subordinate legislation and a Deed of Agreement between the Australian Communications Authority (ACA) (now the Australian Communications and Music Authority (ACMA)) and AsiaSpace Limited, the Company’s wholly-owned Australian subsidiary (AsiaSpace).

In 1995, the ACA (now the ACMA) on behalf of the Australian government agreed to be the ITU notifying administration for our AsiaStar satellite, operated by AsiaSpace. In 1999, following the ACA filings with the ITU on behalf of AsiaSpace, a Deed of Agreement between the ACA and AsiaSpace was executed that provided for the frequency coordination and operational control of the AsiaStar satellite network from Australia (the Deed).

The Deed remains in force as long as AsiaSpace fulfills its obligations as specified therein, which include compliance with the ITU Radio Regulations, maintenance of a telemetry, tracking and control facility in Australia, AsiaSpace’s continued incorporation in Australia and location of its central management and control in Australia. If AsiaSpace is determined to have breached the Deed, the ACMA has the discretion to terminate the Deed and suppress the ITU notification of the network. In 2005, AsiaSpace agreed in principle to amend the Deed so that it is responsible for all costs payable to the ITU. This requirement is imposed upon other satellite operators in Australia who have entered into similar deeds with the ACMA. AsiaSpace is presently discussing draft amendments with the ACMA. Once the AsiaStar satellite reaches the end of its service life, if a new satellite is launched from Australia or an Australian national (including an Australian corporation within the WorldSpace group) authorizes the launch, the Space Activities Act 1998 (Cth) would apply and we will need to apply to the ACMA and the Space Licensing and Safety Office (SLASO) for authorization to launch a replacement satellite. However, there can be no guarantee that the ACMA and SLASO will grant such an authorization, in which case, the radio frequency assignments and associated orbital location currently used by our AsiaStar satellite could become available for use by other satellite operators.

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

AsiaSpace has successfully coordinated the AsiaStar satellite at the 105º East Longitude orbital location and, on June 15, 2004, the ITU registered the AsiaStar satellite network in the MIFR. Under current ITU spectrum priority rules, AsiaStar has priority for use of the relevant radio frequencies and the associated orbital position.

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

Regulation of the WorldSpace ground system

Operation of the satellites

Our satellites are monitored and controlled by the ground control system, which is comprised of regional operations centers (ROCs) in Silver Spring, Maryland and Melbourne, Australia; telemetry, command and ranging (TCR) stations in Bangalore, India, Melbourne, Australia and Mauritius; and in-orbit testing/communications system monitoring (IOT/CSM) stations in Libreville, Gabon and Melbourne, Australia that control and monitor the downlink signal quality of each satellite. Pursuant to our contracts with relevant in-country service providers such as Gabon Télécom, Antrix Corporation Limited of India and Mauritius Telecom, the responsibility for obtaining and maintaining all necessary regulatory authorizations for operation of the ROC, TCR and IOT/CSM stations not owned or operated by WorldSpace resides with the applicable local service providers. We believe that our ground system service providers have obtained all necessary regulatory authorizations for the operation and monitoring of the AfriStar and AsiaStar satellites. In Mauritius and Gabon, our previous long-term agreements for ground systems services have expired and we are currently operating on a month-to-month basis with no change in terms.

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

India

We began offering free-to-air service to India in 2000, and started providing the first subscription digital radio service in India in 2002. We are now in the advanced stages of seeking approval to offer a “hybrid” digital radio service in India. This service will utilize terrestrial repeaters located in urban and other areas where reception is problematic, in conjunction with our AsiaStar satellite, in order to develop a new mobile service intended for use in automobiles. Radio services in India are governed by the central government pursuant to the Indian Telegraph Act, 1885 and the Indian Wireless Telegraphy Act, 1933 which, among other powers, give the central government the power to grant licenses to persons establishing, maintaining or working a telegraph apparatus, or even possessing a wireless telegraph apparatus, including radios, within any part of India. Each successive step in our Indian business strategy entails an increased level of regulation, and involves various regulatory authorities. These include: the Ministry of Information and Broadcasting, which is responsible for policy formulation; the Department of Telecommunications under the Ministry of Communications and Information Technology which is responsible for licensing, and wireless spectrum management, among others; the Telecom Regulatory Authority of India (TRAI), an autonomous government entity created under the TRAI Act, 2000, which is charged with regulating the telecommunications sector and providing recommendations to the government; the Wireless Planning & Coordination Committee (WPCC) Wing of the Ministry of Communications & Information Technology, created under the Government New Telecommunications Policy, 1999 which sets spectrum policy in India; the Ministry of Home Affairs; the Department of Space; and the Standing Advisory Committee on Radio Frequency Allocation (SACFA). The regulatory aspects of the different stages of our business plan for India, as well as the respective roles of these governmental bodies, are described in more detail below.

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

Satellite-based subscription services. We have secured a general business license to carry out various activities including the collection of revenue. This, in turn, allows us to provide subscription audio services in India. Under the Indian Telegraph Act, 1885 and Indian Wireless Telegraphy Act, 1933, establishing, maintaining or working any telecom equipment or possessing any wireless equipment, including satellite receivers, uplinking equipment or terrestrial repeaters, requires the approval of the Department of Telecommunications unless the equipment has been issued a general license or has been specifically exempted from the licensing requirement. Radio receivers have been exempted from specific licensing requirements. We also hold an import license for our receivers.

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

We intend to conduct Continuous Wave (“C/W”) drive tests in Bangalore, in order to evaluate the likely coverage to be obtained from specific candidate sites for a terrestrial repeater network. When the pending DARS deliberations are finalized, and a satellite radio policy adopted, we intend to submit the resulting data collected from the C/W drive tests to the WPCC for final site approvals, in advance of the launch of our mobile DARS service.

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

The Company is also working with local manufacturers and operators for the supply, installation, operations and maintenance of terrestrial repeater hardware.

Regulatory status in Europe

Digital radio broadcasting services constitute a relatively new commercial sector in Europe; consequently, many European administrations are re-examining their existing regulatory frameworks to accommodate the potential new services. At the pan-European level, European administrations have established a frequency plan, known as the Maastricht 2002 plan, to facilitate and encourage the introduction of national terrestrial digital radio networks. As described below, one consequence of the terrestrial frequency plan is the reduction of the available spectrum in Europe for the deployment of satellite radio networks.

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

The resulting MA-02 plan leaves 12.5 MHz (1479.5-1492 MHz) of the original WARC-92 allocation for satellite digital audio broadcasting, including ancillary terrestrial components, and our AfriStar satellite has been coordinated to use this frequency range within its broadcast coverage area, which includes most of Europe. We believe the 12.5 MHz set aside by the MA-02 plan provides sufficient radio-frequency spectrum to execute our business development plans in Europe, including our contemplated provision of DARS and mobile DARS.

Italy

In May 2006, our Italian subsidiary, WorldSpace Italia S.p.A., received an authorization from the Italian Ministry of Communications to launch a subscription satellite radio and data service in Italy, utilizing the frequency band 1479.5-1492 MHz for the operation of the corresponding hybrid satellite/terrestrial network. We anticipates launching Europe’s first satellite digital radio service to portable and vehicular devices in 2008, using our AfriStar satellite and a terrestrial gap-filler network to be rolled out in the major Italian cities.

United Kingdom

In May 2001, the Radio Authority issued WorldSpace U.K. Ltd. a Radio Authority Satellite Service License under Part III of the Broadcasting Act 1990, which authorizes WorldSpace U.K. to offer a multi-channel service receivable via custom-built receivers and carried on the AfriStar satellite. The Radio Authority ceased to exist on December 29, 2003, and its duties were assumed by a new communications regulator, the Office of Communications (Ofcom). Ofcom varied the license in December 2003 to conform with the requirements of the Communications Act 2003 (CA). The license will remain in effect until surrendered by WorldSpace U.K. or revoked in accordance with the conditions of the license, and requires payment of such fees as Ofcom may specify.

Ofcom has recently closed a consultation (“Spectrum Framework Review: Implementation Plan”), which proposed to auction 40 MHz of L-band spectrum in two sub “packages”, on an application-neutral basis, with associated rights of spectrum trading:

•

The rights to use the 12.5 MHz allocated in Europe to satellite broadcasting might be auctioned as a single licence, subject to constraints to protect reception of satellite radio services, such as our own, in neighbouring countries.

•

The remaining 27.5 MHz might be auctioned as more than one sub-band, to enable the establishment of a competitive environment in the provision of particular types of service, including the potential for licensees to choose their preferred technology.

We have been, and continue to be, actively engaged in Ofcom’s public consultations regarding the award of spectrum rights of use in the European satellite radio allocation.

China

Our wholly owned subsidiary, WorldSpace (China), Information Technology, Ltd. has entered into a memoranda of understanding with several third-party providers of content with respect to possible cooperation agreements. In addition, WorldSpace China intends, through local Chinese media entities or alliances with local Chinese media entities, to provide services to local radio broadcasters and other media groups who hold appropriate licenses granted by SARFT to engage in radio broadcast and television programming business in China. While we are not yet providing commercial DARS service in China, we have established the necessary satellite infrastructure that will allow us, through cooperation with local China media entities, to begin providing service.

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

Executive Officers of the Company

Below please find certain information concerning each of our executive officers.

Name	Age	Position(s)
Noah A. Samara	50	Chairman, Chief Executive Officer and President
Sridhar Ganesan	44	Executive Vice President—Chief Financial Officer
Gregory B. Armstrong	61	Co-Chief Operating Officer
Alexander P. Brown	44	Co-Chief Operating Officer
Donald J. Frickel	64	Executive Vice President, General Counsel and Secretary

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

Gregory B. Armstrong has served as Co-Chief Operating Officer of WorldSpace since May 2006. Prior to joining WorldSpace, Mr. Armstrong had been Executive Vice President and Chief Operating Officer of Jupiter Telecommunications Co., Ltd., Japan’s largest multiple system telecommunications operator based on the number of subscribers, since January 2002. As Executive Vice President he was responsible for franchise operations, sales and marketing, AIT & billing, customer service, operations, engineering/construction, new technologies and digital product development. Prior to joining Jupiter, he held numerous positions with Liberty Media, a holding company owning interests in electronic retailing, media, communications and entertainment businesses, and its affiliated companies, including Executive Vice President and Chief Operating Officer of On Command Corporation, one of the largest providers of in-room entertainment for hotels; Managing Director for Latin America at Liberty Media International; Senior Vice President of Cable Operations at Tele-Communications International, Inc.; and Vice President of UK Operations of Viacom Worldwide.

Alexander P. Brown has served as Co-Chief Operating Officer of WorldSpace since May 2006. Mr. Brown has held international leadership roles with a variety of major content companies in the media industry. Prior to joining WorldSpace, he had been President and CEO of CNBC Asia Pacific, a cable television network specializing in business news, since May 2002. From January through November 2001, Mr. Brown was President and CEO of Virtual Spectator, Inc., a developer of on-line software for sports applications. From 1996 until 2000 Mr. Brown was managing director of ESPN Star Sports, a joint venture between ESPN, a sports and entertainment network, and Star TV. From February 1992 until 1996, Mr. Brown was Managing Director of ESPN Asia, where he launched and established ESPN’s Asian operations.

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

We will need to raise additional financing to sustain our operations, including the launch of service in Europe and China. We have faced, and in the future may continue to face, many challenges and constraints in financing our development and operations. For several years we experienced severe working capital constraints and incurred substantial delays in implementing our business plan largely as a result of our inability to raise financing. For example, prior to 2005, financing shortfalls forced us to limit our Indian marketing effort and the roll-out of our services in India. Recently, the potential exercise of an optional redemption right by our convertible notes has presented cash flow constraints and made fundraising more difficult. Recently, we entered into an agreement with the convertible note holders to restructure the notes and eliminate the optional redemption right. As part of the restructuring we will use $50 million of our current cash reserves to redeem a portion of the outstanding notes and will issue new senior secured notes, amended and restated convertible notes and warrants in exchange for the remaining principal amount of the convertible notes. The senior secured notes and amended and restated convertible notes contain mandatory repayment provisions and limitations on the amounts of additional secured indebtedness we may incur. Going forward, we will continue to need significant amounts of cash to fund our operations, capital expenditures, administrative and overhead costs, and other contractual obligations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Future Operating Liquidity and Capital Resource Requirements” and “Capital Expenditures.” This will require us to continue to seek outside financing. We cannot guarantee that in the future we will not continue to experience periods where we have limited funding and difficulty in raising any necessary capital on favorable terms, if at all. In such circumstances, if we were not able to obtain additional financing, we could be forced to curtail, or even cease, operations.

Our business has experienced significant losses and we may not be able to generate sufficient revenue to fund our business or to become profitable.

Through the end of December 2006, we have spent approximately $1.5 billion in connection with the development and launch of our business. To date, the build-out of our infrastructure and our day-to-day operations have been financed substantially entirely by our financing activities, and we have had limited revenue from operations. As of December 31, 2006, we had incurred aggregate losses of approximately $2.3 billion. We plan to dedicate significant resources to our current business strategy, including marketing and construction of terrestrial repeater networks in India, development of next generation mobile receivers and launch of service in Europe and China. In addition, to the extent we have positive annual earnings before interest, taxes, depreciation and amortization (EBITDA), we are required to make payments of 10% of our EBITDA, if any, to Stonehouse Limited (“Stonehouse”) for each annual period through December 31, 2015 under a royalty agreement with Stonehouse Capital Ltd. (“Stonehouse”). See Note C to our Consolidated Financial Statements contained in Item 8 herein. We anticipate that, in the near term, we will continue to rely on the proceeds from financings to sustain our operations. In the future, we will need to generate significant revenue in order to achieve a profit from operations, and we can offer no assurance that we will ever generate such levels of revenue or become profitable from operations.

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

•	the cost, availability and consumer acceptance of receivers capable of receiving our broadcasts;

•	the availability of regulatory authorizations for repeater networks in markets where radio listening in vehicles is a significant factor for those in our target segments;

•	our marketing and pricing strategies, as well as those of our receiver manufacturers;

•	competition from other media and entertainment in our target markets;

•	the development of alternative technologies or services; and

•	the general economic, political and social conditions in our target markets.

If for any reason we cannot achieve a rapid and significant level of consumer acceptance for our service, or we are unable to retain sufficient percentages of our customers (including promotion subscribers), we may not generate sufficient revenues for us to become profitable.

We may incur significant delays and expense in the development and installation of terrestrial repeater transmitters, and we cannot be certain that the systems will function properly.

Our planned introduction of a mobile service in India, Italy, Bahrain and the UAE requires the installation of a network of terrestrial repeating transmitters (terrestrial repeaters), which serve as gap fillers to avoid signal disruption in the markets in which we plan to offer mobile products. The eventual roll-out of our mobile services elsewhere in Europe and in China will also require the installation of networks of terrestrial repeaters.

We intend to install terrestrial repeaters to rebroadcast our satellite signals in various cities in India as we expand our terrestrial network and roll out our services. We have developed new technology for the future terrestrial repeaters in cooperation with SED Systems, a division of Calian Ltd. and contracted for an initial order. As our current receivers are not compatible with the terrestrial repeaters, we will also need to offer a next generation of receivers that can receive these rebroadcasts as well as broadcasts directly from our satellites. Until we have installed and tested a substantial portion of the new equipment we cannot be certain that our mobile DARS will function using the terrestrial repeaters. In addition, some areas may still experience “dead zones” and we may incur additional costs to install terrestrial repeaters to cover these areas. We also may experience significant delays and expense in the implementation of our current plan to install terrestrial repeaters in the event that third-parties with existing terrestrial repeater networks, including radio broadcasters, upon whom we may be relying to secure optimal sites and install our terrestrial repeater network, do not cooperate with us or do not act in a timely and effective manner.

We may also experience signal interference with our new receivers due to terrestrial transmissions in portions of the L Band spectrum. When we identify a signal that is interfering with our terrestrial rebroadcasts, we will seek to negotiate a solution with the local operator of the transmitter. However, we may not always be able to reach a timely agreement through the relevant government authorities responsible for frequency management that will allow our customers to receive our service without any interference.

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

See also, below, “Risks Related to the Conduct of Our Business in Europe – We may be unable to obtain licenses required to operate terrestrial repeater networks in Europe or to obtain and retain the necessary authorizations to operate a mobile DARS subscription service.”

We may experience delays and incur significant costs in the development and production of our receivers.

Our receivers are manufactured by a limited number of third-party vendors. Because the market for our receivers is still limited, the financial incentive for manufacturers to produce significant quantities of our receivers at an attractive price is similarly limited. Our business plan depends on the reduction of the cost of our receivers in order to make them available to consumers at an attractive price. Currently, to encourage sales of our receivers, we subsidize our lowest-cost receivers in India. We expect that in the near term future, we will need to continue to subsidize the cost of our receivers by offering them to distributors at a price below their cost to us. If we cannot reduce such subsidies in the future, our earnings and results of operations will be negatively affected.

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

In order to attract subscribers to our service in India, we are subsidizing a portion of the costs of purchasing the lowest-cost receiver capable of receiving our broadcast that is offered in our Indian market. Substantially all of our receiver sales in India have been sales of this receiver model. We intend to continue to subsidize a portion of the costs of purchasing receivers in our Indian market and in other markets as we introduce our service. Although we have significantly reduced marketing expenses in India in 2007, until we improve subscriber uptake strategies and obtain regulatory approvals for a hybrid media service, we continue to conduct advertising and sales and other promotional activities in connection with our roll-out of services in different markets in India. Our subscriber acquisition costs will increase even further if we determine that more aggressive advertising, promotions or other marketing efforts are necessary to promote faster subscriber growth or to respond to competition, or are otherwise advisable. If these subscriber acquisition costs become sufficiently high they could materially adversely affect our financial performance.

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

Satellites utilize highly complex technology and, accordingly, are subject to in-orbit failures after they have been successfully placed into operation. Our AfriStar-1 satellite was launched in October 1998, and our AsiaStar satellite was launched in March 2000. Our satellites are designed to operate reliably in orbit for not less than 12 years after launch. After this period, our satellites’ performance in delivering our service may deteriorate. Each satellite has an orbital maneuver life of 15 years, which means that each satellite has been designed to maintain its assigned orbital position (within 0.1 degrees) for 15 years. The useful life of our satellites may vary from our estimate. If one of our satellites were to fail or suffer significant performance degradation prematurely and unexpectedly, it would cause interruption in the continuity of our service or impair the quality of our service.

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

Our AfriStar satellite has developed a defect in its solar panels. The panels are collecting less power than intended, and we expect that this may affect that satellite’s operation in the period 2008-2010. We have developed, in consultation with Astrium, operational procedures that would extend the useful life of the satellite through careful management of power generated by the solar arrays. Such procedures would permit broadcasting a smaller number of channels over one or more of its beams in order to conserve power or reducing the power radiated by one or more of its beams with a resulting reduction of the broadcast coverage area. Certain of our target markets served by the AfriStar satellite could be affected by the performance of our AfriStar satellite.

Our insurance may not cover all risks of operating our satellites, and we may elect not to renew in-orbit insurance for one or both of out in-orbit satellites.

We currently maintain in-orbit insurance coverage for our AsiaStar and AfriStar-1 satellites, which would reimburse us for a portion of the insured satellite value in the event of a partial loss or for the full insured value in the event of a total loss, subject to stipulated deductibles and exclusions. The in-orbit policy for AsiaStar, which was renewed in March 2007, is for one year. The current in-orbit policy for AfriStar-1, also a one-year policy, expires in June 2007. We anticipate that in-orbit insurance policies will continue to be on a year-to-year basis, which has become standard in the industry. In-orbit insurance for a satellite will not protect against all losses to a satellite. Our current AsiaStar and AfriStar-1 policies contain specified exclusions, deductibles and material change limitations. Any determination we make year to year as to whether to maintain in-orbit insurance coverage with respect to either satellite will depend on a number of factors, including the availability of insurance in the market and the cost of available insurance. We will also consider the exclusions to coverage, if any, required by insurers and the other terms and conditions upon which the insurance is available. Even if we seek to obtain replacement insurance in the future, we may not be able to obtain this insurance on reasonable terms and conditions. Moreover, this insurance coverage may be costly, if available at all.

Our on-ground satellites may be damaged or destroyed during launch.

In addition to AfriStar and AsiaStar, we have two additional satellites, one fully assembled satellite (AsiaStar-2) and another satellite (F4) for which the long lead parts have been procured and partially assembled, which are currently maintained in storage in Toulouse, France and Stevenage, U.K. We have accepted risk of loss for these satellites and maintain ground insurance for both these satellites. The AsiaStar-2 satellite, which can be used to replace either AfriStar or AsiaStar, may also be modified and launched to provide DARS in Europe. In such case, it is envisioned that the F4 satellite, if fully assembled, would be maintained as an on-ground spare satellite that could be launched in the event that one of our other three satellites experienced an in-orbit failure. The launch of a satellite is subject to significant risks, including launch failure, satellite destruction or damage during launch or failure to achieve proper orbital placement. Launch failure rates vary depending on the particular launch vehicle and contractor, which have not yet been determined with respect to our AsiaStar-2 and F4 satellites. If the launch of either our AsiaStar-2 or F4 satellite were to fail, result in destruction or material damage during launch or fail to achieve proper orbital placement, we would suffer, in addition to any cost relating to building or procuring a replacement satellite and launching such satellite that is not covered by insurance, a significant disruption in the development of the relevant portion of our business as well as a significant impact on our earnings as a result of the delay in revenue producing activities.

We may not be able to compete effectively against conventional radio stations or other potential providers of consumer audio services.

In seeking market acceptance, we will encounter competition for both listeners and future subscription and advertising revenue from many sources, including traditional AM/FM radio, shortwave radio, Internet based audio providers, satellite television and cable and digital music players. We could also face competition from Terrestrial Digital Radio services, although such services are not currently offered in India or China, two of our three major immediate target markets. We may also face competition from satellite “Digital Multimedia Broadcasting,” or DMB, which is directed primarily at the mobile phone market but can also provide in-vehicle reception, although DMB consists primarily of delivering TV programs and multimedia content. See “Business—Competition.”

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

Third-party content is an important part of our service, and if we are unable to obtain or retain third-party content and brands at reasonable costs, we will not be able to carry out our business plan successfully. We may face increased costs in the future with respect to third-party content. We currently offer 13 channels of third-party content in India, and plan to offer additional channels in the future. We also plan to add additional channels of third-party content in any new markets into which we expand our service, including Europe and China, in order to tailor our service to such markets. We may not be able to obtain or retain the third-party content we need at all or within the costs contemplated by our business plan.

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

We have significant contingent annual payment obligations for the next ten years under our royalty agreement with Stonehouse. We are obligated to pay to Stonehouse 10% of our annual EBITDA, if any, for each annual period through December 31, 2015. In addition, we must maintain a segregated reserve account to be funded in each quarter of any year in which EBITDA is forecast to be positive at the rate of 25% of the estimated annual payment. In addition, $27.5 of the principal amount of the senior secured notes will be repayable one year after issuance of the notes. See Notes C and N to our Consolidated Financial Statements contained in Item 8 herein. The contingent royalty payment and reserve account obligation under the royalty agreement and the repayment obligation could each limit our cash flow and funds available for our working capital, and in the case of the royalty agreement obligations could result in a charge against our earnings which could have a material, adverse effect on our results of operations.

Because the vast majority of our revenue will be derived from operations outside the United States, while our consolidated financial statements are presented in U.S. dollars, changes in the exchange rates between the local currencies of our operations and the U.S. dollar could materially affect our reported results of operations.

We anticipate that the vast majority of our revenue will be derived from our operations outside the United States, particularly India, Europe, China and the Middle East. We present our consolidated financial statements in U.S. dollars. Because we report our financial results in U.S. dollars, our consolidated financial statements will include gains and losses from foreign currency translation adjustments, and these adjustments could have a material impact on our reported results of operations and could result in significant period-to-period fluctuations in our reported results of operations which are not attributable to, and may be at variance with, our actual business performance. Exchange rate fluctuations may also affect the relative values of working capital advances between our various subsidiaries and of payments to and receipts from third parties, the effects of which impact our results of operations.

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

During 2005 and 2006, we worked aggressively to improve our internal controls and established such new and enhanced systems of internal controls as we believe necessary to allow management to report on, and our independent auditors to attest to, our internal controls, as required after December 31, 2007 with respect to the Company by the management certification and auditor attestation requirements mandated by the Sarbanes-Oxley Act of 2002. We perform system and process evaluation and testing (and any necessary remediation) of our internal control system on an ongoing basis.

In addition to addressing the accounting and internal controls of our current operations, our employees and systems will have to accommodate increasingly complex financial reporting demands as we continue to expand our existing operations and as we introduce our services in other markets.

If we are unable to attract and retain qualified personnel, or if we are unable to scale our financial reporting and accounting systems to our growth, we may not have adequate, accurate or timely financial information, and we may be unable to meet our reporting obligations or comply with the requirements of the SEC, The NASDAQ Global Market or the Sarbanes-Oxley Act of 2002, which could result in the imposition of sanctions, including the suspension or delisting of our Class A Common Stock from The NASDAQ Global Market and the inability of registered broker dealers to make a market in our Class A Common Stock, or investigation by regulatory authorities. Any such action or other negative results caused by our inability to meet our reporting requirements or comply with legal and regulatory requirements or by disclosure of an accounting, reporting or control issue could adversely affect the price of our Class A Common Stock.

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

Additionally, once the AsiaStar satellite reaches the end of its service life, if a replacement satellite will be launched from Australia or an Australian national (including an Australian corporation within the WorldSpace group) authorizes the launch, the Space Activities Act 1998 (Cth) would apply and we will need to apply to the ACMA and the Australian Space Licensing and Safety Office (SLASO) for authorization to launch a replacement satellite. However, there can be no guarantee that the ACMA and SLASO will grant such an authorization. In addition to the ACMA and SLASO authorizations, we will also need approval from the ITU to operate a new satellite from the current orbital location. In March 2004, the ITU published an extension to the frequency assignment of AsiaStar from 15 to 30 years. As the life of the AsiaStar satellite is no more than 15 years, this provides an indication that a replacement satellite would be approved by the ITU to replace AsiaStar at its current orbital location. There is a risk that authorization to operate the new satellite from the current orbital location may not occur, and in that case, the orbital location currently occupied by our AsiaStar satellite could become available for use by other satellite operators.

The AfriStar-1 satellite is licensed by the U.S. Federal Communications Commission (FCC). Our FCC license provides for a ten-year license term that expires in January 2010, which is subject to renewal at that time. If we fail to comply with the terms of this license, the FCC may deny our request to renew the license. On January 3, 2006, we received an authorization to launch and operate a second satellite, called AfriStar-2, to be co-located with AfriStar-1. AfriStar-2 is intended to enhance our service coverage in Europe and North Africa, and to extend the useful life of AfriStar-1 which has been affected by a defect in its solar panels described above. See “—Our satellites have a limited life and may fail in orbit.” The FCC did not impose a bond requirement on AfriStar-2 but did require that AfriStar-2 be placed into operation prior to the removal of AfriStar-1 from service. On February 2, 2006, an application for review was filed asking the FCC to reverse the order by which it had granted the AfriStar-2 license. We timely submitted an opposition to this application for review. While we believe that the application for review lacks any legal basis that would justify a reversal of the FCC’s grant of the AfriStar-2 license, there is no guarantee that the FCC will uphold its order authorizing AfriStar-2. If the FCC reverses the order by which it granted the AfriStar-2 license, if we are unsuccessful in constructing, launching or placing AfriStar-2 into operation prior to removing AfriStar-1 from service, or if AfriStar-1 expires prior to AfriStar-2 commencing operations, we may lose the AfriStar-2 authorization and the orbital location currently occupied by AfriStar-1 could become available for use by other satellites operators. We may decide to launch a third collocated satellite to continue to service the region currently served by AfriStar-1 and, in order to do so, we would need to obtain a satellite authorization from the FCC. The FCC’s rules do not guarantee that it will grant licenses for replacement satellites or for additional co-located satellites. In practice, however, the FCC generally grants such requests to a licensee in good standing. If the FCC does not issue to us a license to launch and operate a third or replacement satellite for AfriStar-1, then when AfriStar-1 expires we may not be able to continue to serve certain potentially significant parts of the current service area of AfriStar-1, resulting in an adverse impact on our revenues from the AfriStar coverage area.

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

We have a number of key relationships with suppliers, distributors and other parties, the loss of which would have a material, adverse effect on our business. Our receivers are manufactured by a limited number of third-party vendors. In India, one manufacturer accounted for all of the WorldSpace receivers sold in 2006. While we expect other manufacturers to initiate and expand production for the Indian market in the next few years, we expect receiver supply to remain dominated by a handful of manufacturers. We anticipate a similar dynamic in our European and Chinese markets.

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

We expect to experience significant and rapid growth in the scope and complexity of our business as we expand the commercial operations of our service. We do not currently employ sufficient staff to handle all of our expected sales and marketing efforts in India, Europe and China. Although we have hired experienced executives in this area, we must hire additional employees as we expand commercial operations of our service.

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

We hold licenses from third parties to utilize patents covering various types of technology used in our system, including our digital compression technology. In addition, we have obtained patents and have patent applications pending with respect to our proprietary intellectual property. Although these licenses and patents cover various features of satellite radio technology, they may not cover all aspects of our system. Others may duplicate aspects of our system that are not covered by our patents without liability to us. In addition, competitors may challenge, invalidate or circumvent our patents. We may be forced to enforce our patents or determine the scope and validity of other parties’ proprietary rights through administrative proceedings, litigation or arbitration. An adverse ruling arising out of any intellectual property dispute could subject us to significant liability for damages, prevent us from operating our system, preclude us from preventing a third-party from operating a similar system or require us to license disputed rights from or to third parties. In the event that we need to license rights from third parties, we may not be able to obtain the licenses on satisfactory terms, if at all. We also hold a blanket license granted by the Composers and Authors Society of Singapore (COMPASS) to broadcast, perform, transmit, and otherwise use musical works which COMPASS has or will have the right to license. We have also obtained a global license from the International Federation of the Phonographic Industry (IFPI) for the sound recording rights. Moreover, we have a similar license from the India equivalent Phonographic Performance Ltd. (PPL). Although we believe the licenses granted to us by COMPASS, IFPI and PPL, along with licenses from other smaller copyright societies would cover all necessary broadcasting rights for transmissions from our Singapore uplink station to countries within the AsiaStar broadcast coverage area, it is possible that other sister rights societies in other jurisdictions within the AsiaStar broadcast coverage area will not recognize such license and will seek to require separate licenses for broadcasts into their jurisdictions. The India Performing Rights Society has indicated that it may seek to require a separate license. Any requirement in a jurisdiction that we obtain a separate license could increase our cost of broadcasting in such jurisdiction.

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

The United States, Japan and certain other nations have announced and imposed economic sanctions against India in the past. For example, as required under Section 102 of the Arms Export Control Act, sanctions were imposed in response to the detonation by India of nuclear devices. Although the current sanctions do not directly affect U.S. businesses, additional sanctions could be imposed which could have a material adverse effect on U.S. businesses with operations, sales or suppliers in India. Although our operations have not been substantially affected by the sanctions to date and we do not believe our activities will be affected by the current sanctions, we cannot assure that our technologies will not, in the future, be included in the specific technologies subject to sanctions or affected by the prohibition on items exported by third parties.

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

Risks Related to the Conduct of Our Business in Europe

Our ability to develop a mobile DARS business in Europe may be adversely affected by the fragmented and diverse nature of the European market.

Although we can provide DARS in Europe today through satellite receivers, we believe that the region offers a more significant opportunity for the development of mobile DARS. As a result, we are continuing various business development activities, including mobile DARS system tests and the negotiation of preliminary agreements with major automobile manufacturers that foresee the integration of DARS receivers in some of their vehicles. We are also developing the country-specific programming content that we and our partners believe will be attractive to DARS subscribers. However, given Europe’s fragmented markets and wide variety of ethnic and linguistic groups, we may face challenges in creating and maintaining an appealing mix of content and programming in various languages to address the needs and preferences of the target listener segments. Our inability to develop and maintain desirable programming for the diverse ethnic and linguistic listener segments in the targeted European markets could adversely impact our future plans to provide mobile DARS in the region.

We may be unable to obtain licenses required to operate terrestrial repeater networks in Europe or to obtain and retain the necessary authorizations to operate a mobile DARS subscription service.

While we believe our regulatory franchise positions us favorably to become a provider of mobile DARS in Europe, and while we have already obtained authorization from the Italian government to install our repeater network and to commence DARS in Italy, we will need to obtain additional spectrum allocation, transmitter and service licenses from local regulatory authorities in other countries to develop a terrestrial repeater network and to operate a mobile DARS subscription service. In addition, we must coordinate the use of our allocated L Band spectrum in Europe with providers of Terrestrial Digital Audio Broadcasting, or T-DAB, to avoid any instances of harmful inter-system interference. Any failure to obtain required licenses or authorizations to develop a terrestrial repeater network and operate a mobile DARS subscription service in European countries other than Italy could adversely affect our ability to conduct business in the region.

We may have insufficient funding to successfully bid for, and acquire, spectrum allocations issued by one or more countries through an auction process and, therefore, we may be precluded from installing and operating a terrestrial repeater network in such country(ies)

Although we have commenced our application process for acquiring terrestrial repeater network licenses in several European countries, we have been notified by the English Office of Communications that the frequency allocation needed for our terrestrial repeater network to operate in England will be determined by an auction process. We may have insufficient funds to successfully bid for, and acquire, this license and, therefore, we may be precluded from a practical standpoint from offering DARS within England.

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

We have entered into a cooperation agreement with Beijing Guoxin Synchronization Data System Technology Limited (“Guoxin”), with respect to multimedia information to be broadcast in China. We have also entered into a cooperation agreement with Xi’an Tongshi Technology Limited (“Tongshi”), pursuant to which Tongshi would complete the development of our multimedia software and would cooperate with us to promote and sell our “China-only” version of the receivers and pc-cards in China. Because these agreements contain certain profit-sharing provisions which may raise issues under Chinese law, we cannot assure that relevant Chinese authorities will find the transactions under these two cooperation agreements in compliance with PRC laws. If so, the transactions under such cooperation agreements may be prohibited or amendments to these cooperation agreements may be required.

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

The Chinese government imposes controls on the convertibility of Renminbi into foreign currency and, in certain cases, the remittance of currency out of China. Under existing Chinese foreign exchange regulations, payment of current account items, including profit distributions, dividend payments and expenditures for transactions, can be made in foreign currencies without prior approval from the Chinese State Administration of Foreign Exchange by complying with certain procedural requirements (including the provision of required documents). However, approval from appropriate authorities is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies. These approvals, moreover, do not guarantee the availability of foreign currency. We may be unable to obtain all required conversion approvals for our operations and Chinese regulatory authorities may impose greater restrictions on the convertibility of Renminbi in the future. We cannot assure that the Chinese government will not in the future restrict the conversion of Renminbi to foreign currencies for the payment of current account items. Any inability to obtain the requisite approvals or any future restrictions on currency exchanges will limit our ability to utilize revenue denominated in Renminbi to fund our business activities outside China.

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

As of April 13, 2007, our Chairman and Chief Executive Officer, Noah Samara, owns, in the aggregate, directly or through entities which he controls or in which he has shared control, 20,279,905 shares of our Class A Common Stock, such shares constituting approximately 51% of our Class A Common Stock. In addition, Mr. Samara holds options to acquire an additional 7,596,875 shares of our Class A Common Stock. Accordingly, Mr. Samara is in a position to exercise extensive control over all matters requiring approval by our stockholders, including the election of our board of directors and the approval of mergers or other business combination transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discourage a potential acquirer from attempting to obtain control of us, which in turn could have an adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the market price for their shares of our common stock.

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

None of such investors any longer has any direct debt or equity in our company or has any voting rights in our company. Stonehouse, an entity controlled by two Bin Mahfouz sons, is entitled to conditional royalty payments from us for each annual period through December 31, 2015. Mr. Idris holds only non-voting shares in Yenura Ptd. Ltd., a Singapore company, which owns 17.4 million shares of our Class A Common Stock and which is controlled by our Chairman and Chief Executive Officer, Mr. Samara, although Mr. Idris, through his ownership of non-voting shares of Yenura, holds a majority of the economic interest in Yenura. We cannot assure that past or future allegations against these individuals will not impair our ability to retain advisors, impair our future attempts to raise additional financing or negatively impact the price of our stock.

The future sale of our Class A Common Stock could negatively affect our stock price.

As of April 13, 2007, we have 39,869,028 shares of Class A Common Stock outstanding. Any sales of a substantial number of our shares of Class A Common Stock in the public market could cause the market price of our Class A Common Stock to decline. In addition, 16,764,706 shares are issuable to our convertible noteholders upon the conversion of outstanding convertible notes and warrants. XM may require us to file a shelf registration statement registering for resale its shares and warrant shares. We have registered all shares of Class A Common Stock that we may issue to our employees under our 2005 incentive award program and a prior award program maintained by a predecessor company. Shares that have been registered are eligible for resale in the public market without restriction.

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

The market price of our Class A Common Stock could fluctuate significantly in response to the risks inherent in our business, as well as to events unrelated to us. In recent years, the U.S. stock market has experienced significant price and volume fluctuations. Our Class A Common Stock may experience volatility unrelated to our own operating performance for reasons that include:

•	demand for our Class A Common Stock;

•	revenue and operating results failing to meet the expectations of securities analysis or investors in any particular quarter;

•	changes in expectations as to our future financial performance or changes in financial estimates, if any, of public market analysts;

•	investor perception of our industry or our prospects;

•	general economic trends, particularly those in India, Europe and China;

•	political and social conditions in the markets in which we operate, in particular India, Europe and China;

•	changes in governmental regulations, particularly those in India, Europe and China;

•	limited trading volume of our stock;

•	actual or anticipated quarterly variations in our operating results;

•	our involvement in litigation;

•	announcements relating to our business or the business of our competitors;

•	our liquidity; and

•	our ability to raise additional funds.

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

As of December 31, 2006, we leased approximately 242,500 square feet of executive offices, regional offices, studio and production facilities, broadcast operations centers, uplink stations and sales offices in various locations as indicated in the chart below.

Location	Type of Facility	Square footage	Lease Expiration
North America
Silver Spring, MD	Headquarters, studio for WorldSpace-branded International channels and Regional Operations Center servicing AfriStar	73,988	Sept. 1, 2016
India
Ahmedabad	Regional Office	3,655	Oct. 10, 2008
Ahmedabad	Warehouse	1,000	Feb. 15, 2007	*
Ahmedabad	Experience Brand Store	1,985	Feb. 4, 2009
Bangalore	WorldSpace India headquarters	18,722	March 10, 2008
Bangalore	Corporate Guest House	2,280	May 31, 2007
Bangalore	Corporate Guest House II	1,500	Feb. 28, 2008
Bangalore	Sales Office	4,000	March 31, 2008
Bangalore	WorldSpace Franchise Store	785	Jan. 11, 2008
Bangalore	WorldSpace Studios	7,050	March 1, 2009
Bangalore	Warehouse	6,950	Feb. 15, 2007	*
New Delhi	Regional Office	9,850	Dec. 8, 2008
New Delhi	Warehouse	2,000	Feb. 15, 2007	*
Chandigarh	Regional Office	3,000	Sept. 1, 2014
Chandigarh	Warehouse	500	Feb. 15, 2007	*
Chennai	Regional Office	4,300	Aug. 1, 2008
Chennai	WorldSpace Franchise Store	1,359	May 1, 2008
Chennai	Warehouse	2,000	Feb. 15, 2007	*
Haryana	Experience Brand Store	1,362	Dec. 12, 2008
Kochi	Regional Office	3,300	Sept. 1, 2008
Kochi	Experience Brand Store	750	Jan. 16, 2009
Kochi	Warehouse	600	Feb. 15, 2007	*
Kolkata	Warehouse	500	Feb. 15, 2007	*
Mumbai	Regional Office	5,000	April 15, 2008
Mumbai	Regional Guest House	1,100	Jan. 20, 2009
Mumbai	Warehouse	2,000	Feb. 15, 2007	*
Mumbai	Brand Showroom	546	July 10, 2009
Mumbai	WorldSpace Studios	3,393	Aug. 7, 2011
Mumbai	Guest House	419	June 14, 2008
Noida	WorldSpace Franchise Store	330	March 31, 2009
Hyderabad	Branch Office	4,000	Sept. 1, 2008
Hyderabad	WorldSpace-Branded Store	1,335	Feb. 29, 2008
Pune	Regional Office	6,392	Sept. 20, 2014
Pune	Brand Showroom	755	Sept. 4, 2007
Pune	Brand Showroom	100	June 27, 2008
Pune	Warehouse	500	Feb. 15, 2007	*
Secunderabad	Warehouse	1,500	Feb. 15, 2007	*

China
Beijing, China	Regional Office	4,161	March 20, 2008

AsiaStar support
Melbourne, Australia	TCR, ROC, Uplink and PFLS Stations broadcasting for AsiaStar	34,107	Dec. 31, 2007
Singapore	Host services contract with Sing Tel for TFLS Hub and PFLS station broadcasting for AsiaStar	3,725	Month-to-month

Location	Type of Facility	Square footage	Lease Expiration
Europe
Paris, France	Regional office	215	Month-to-month
Toulouse, France	Research and development engineering group and PFLS station broadcasting for AfriStar	5,522	Jan. 14, 2012
London	Operations center	685	December 21, 2007

Middle East
Dubai, UAE	Regional office	1,417	January 28, 2008
Dubai, UAE	Regional office	1,962	May 3, 2007

AfriStar support
Johannesburg, South Africa	Regional office and operations center	10,743	June 30, 2008
Nairobi, Kenya	PFLS Station broadcasting for AfriStar	4,054	July 30, 2008

*	Currently on a month-to-month lease basis.

In addition to the locations leased by WorldSpace companies listed above, the following locations are owned or operated by our partners:

Location	Type of Facility
India

Bangalore	TCR Station broadcasting for AfriStar

China

Beijing	TFLS Hub broadcasting for AsiaStar

AsiaStar support

Singapore	Host services contract with Sing Tel for TFLS Hub and PFLS Station broadcasting for AsiaStar

Mauritius	TCR Station broadcasting for AsiaStar

Europe

London	Antenna for PFLS station broadcasting for AfriStar owned and operated by WRN

AfriStar support

Johannesburg, South Africa	Equipment for Hub Feeder Link Station for AfriStar owned by Teleco and operated by WorldSpace

Libreville, Gabon	CSM for AfriStar

Mauritius	TCR Station broadcasting for AfriStar

ITEM 3.	LEGAL PROCEEDINGS

We are subject to various claims and assessments during the normal course of business. In our opinion, these matters are not expected to have a material, adverse impact on our financial position or results of operations. There were no proceedings commenced in the fourth quarter of 2006 which are required to be reported here. With respect to the first quarter of 2007, see Note N (“Subsequent Events – Securities Litigation”) to our Consolidated Financial Statements contained in Item 8 hereunder.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Our Class A Common Stock

Our Class A Common Stock has been quoted on The Nasdaq Global Market under the symbol “WRSP” since August 4, 2005. The following table presents, for the periods indicated, the high and low sales prices per share of the Class A Common Stock as reported on The Nasdaq Global Market:

	High	Low
2006:
First Quarter	$14.60	$5.86
Second Quarter	$7.68	$3.10
Third Quarter	$4.35	$1.90
Fourth Quarter	$5.69	$3.23
2007:
First Quarter	$4.83	$3.42

On April 13, 2007, the reported last sale price of our Class A Common Stock on The Nasdaq Global Market was $3.57 per share. As of April 13, 2007, there were 142 holders of record of our Class A Common Stock. Because many of these shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders of record.

Dividend Policy

We have never declared and paid cash dividends on our capital stock. We currently intend to retain our future earnings, if any, to finance the further development and expansion of our business and do not currently anticipate declaring or paying cash dividends on our capital stock in the foreseeable future. Any future determination to declare and pay dividends, should we legally be entitled to do so based on our surplus or earnings, will be at the discretion of our board of directors and will depend on our financial condition, results of operations, cash flow, capital requirements, restrictions contained in financing instruments to which we are a party and such other factors as our board of directors deems relevant.

Shareholder Return Performance Graph

This performance graph does not constitute soliciting material, is not deemed filed with the SEC and is not incorporated by reference in any of the Company’s filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of this Annual Report on Form 10-K and irrespective of any general incorporation language in any such filing, except to the extent the Company specifically incorporates by reference this performance graph therein.

The following graph shows the cumulative total stockholder return on our Class A common stock compared to the Russell 2000 Index and the Nasdaq Telecommunications Index (composed of publicly traded companies which are principally in the telecommunications business) between August 4, 2005, the date our Class A Common Stock began trading on The Nasdaq Stock Market, and December 31, 2006. The graph assumes $100 was invested on August 4, 2005 in (1) our Class A Common Stock, (2) the Russell 2000 Index and (3) the Nasdaq Telecommunications Index. Total stockholder return assumes that all dividends, if any, were reinvested.

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

The aggregate proceeds of the offering were $249.2 million, of which the aggregate gross proceeds to the Company were approximately $241.5 million. Net proceeds to the Company were approximately $220.8 million. The Company incurred expenses in connection with the offering of $20.7 million which included direct payments of: (i) $3.6 million in legal, accounting and printing fees; (ii) $16.9 million in underwriters’ discounts, fees and commissions payable by the Company and (iii) $0.2 million in miscellaneous expenses. None of the offering expenses were paid to directors, officers, ten percent stockholders or affiliates of the Company.

As of December 31, 2006, the Company held approximately $171.3 million of the net proceeds from the offering, of which $137.9 million are invested in short-term marketable securities and money market instruments and $33.4 million are held as demand deposits and restricted cash with various banks. The Company utilized $49.5 million of the net proceeds towards the following expenditures:

(1) Capital expenditures to an extent of $2.6 million;

(2) Income taxes to an extent of $3.0 million;

(3) Sales and marketing expenditures to an extent of $11.6 million; and

(4) Cost of goods sold, general and administrative expenses to an extent of $32.3 million.

ITEM 6.	SELECTED FINANCIAL DATA

WorldSpace, Inc. and Subsidiaries

In considering the following selected consolidated financial data, you should also read our consolidated financial statements and notes and the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The consolidated statements of operations data for each of the five years in the period ended December 31, 2006 and the consolidated balance sheets data as of December 31, 2006, 2005, 2004, 2003 and 2002 are derived from our consolidated financial statements. These statements have been audited by Grant Thornton LLP, independent registered public accounting firm.

	Years Ended December 31,
Consolidated statements of operations data:	2002	2003	2004	2005	2006
	(in thousands, except per share amount)
Revenue
Subscription revenue	$118	$226	$1,038	$3,690	$7,294
Equipment revenue	4,230	5,558	2,091	2,822	3,056
Other revenue	5,241	7,290	5,452	5,148	5,261

Total Revenue	9,589	13,074	8,581	11,660	15,611

Operation Expenses
Cost of Services (excludes depreciation shown separately below) Satellite and transmission, programming and other	15,565	19,156	20,918	18,592	27,556
Cost of equipment	6,683	4,313	2,385	6,725	16,615
Research and development	902	64	—	1,040	2,563
Selling, general and administrative	39,042	36,425	114,462	86,632	92,271
Depreciation and amortization	61,354	60,909	61,183	61,636	58,896

Total Operating Expenses	123,546	120,867	198,948	174,625	197,901

Loss from Operation	(113,957)	(107,793)	(190,367)	(162,965)	(182,290)

Other Income (Expense)
Gain on extinguishment of debt	—	—	—	14,130	—
Interest income	337	542	431	6,596	11,331
Interest expense	(114,349)	(108,371)	(119,302)	(9,884)	(9,332)
Other	(2,890)	(2,089)	(877)	2,600	(4,759)

Total Other Income (Expense)	(116,902)	(109,918)	(119,748)	13,442	(2,760)
Loss Before Income Taxes and Cumulative Effect of Accounting Change	(230,859)	(217,711)	(310,115)	(149,523)	(185,050)
Income Tax Provision	—	—	(267,272)	69,660	56,447

Loss before Cumulative Effect of Accounting Change	(230,859)	(217,711)	(577,387)	(79,863)	(128,603)
Cumulative Effect of Accounting Change, Impairment of Goodwill	(44,255)	—	—	—	—

Net Loss	$(275,114)	$(217,711)	$(577,387)	$(79,863)	$(128,603)

Loss per share—basic and diluted
Loss per share before accounting change	$(39.91)	(37.64)	(99.00)	(2.77)	(3.44)
Cumulative effect per share of a change in accounting principle	(7.65)	—	—	—	—

	Years Ended December 31,
Consolidated statements of operations data:	2002	2003	2004	2005	2006
	(in thousands, except per share amount)
Net Loss per Share	$(47.56)	$(37.64)	$(99.00)	$(2.77)	$(3.44)

Weighted Average Number of Shares Outstanding	5,785	5,785	5,833	28,829	37,396

Consolidated balance sheet data:

Current assets
Cash and cash equivalents, and marketable securities	$2,788	$1,740	$154,362	$275,973	$165,459
Other current assets	15,736	9,615	6,322	14,778	17,870

Total current assets	18,524	11,355	160,684	290,751	183,329
Restricted cash and investments	3,996	3,819	1,775	4,588	5,869
Property and equipment, net	15,664	11,696	11,431	16,811	17,745
Satellites and related systems, net	576,721	520,539	459,426	397,463	345,046
Deferred finance costs, net	26,688	22,654	14,724	13,667	12,149
Other assets	6,364	1,982	1,047	6,237	4,507

Total assets	$647,957	$572,045	$649,087	$729,517	$568,645

Long-term debt, current portion	10,000	1,411,723	—	—	—
Other current liabilities	76,892	526,923	114,338	69,943	76,036
Long-term debt, net of current portion	1,430,891	56,098	155,000	155,000	155,368
Contingent royalty obligation	—	—	1,814,175	1,814,175	1,814,175
Other long-term liabilities	377,606	37,811	254,980	182,852	126,421

Total liabilities	1,895,389	2,032,555	2,338,493	2,221,970	2,172,000
Minority interest	—	—	—	—	304
Shareholders’ deficit	(1,247,432)	(1,460,510)	(1,689,406)	(1,492,453)	(1,603,659)

Total liabilities and shareholder’s deficit	$647,957	$572,045	$649,087	$729,517	$568,645

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Through the end of December 2006, we have spent approximately $1.5 billion in connection with the development and launch of our business. Our infrastructure is a fully operational system consisting of three main elements: two geostationary satellites, AfriStar (fuel life until 2013) and AsiaStar (fuel life until the end of 2014); the associated ground systems that provide content to and control the satellites; and the receivers owned by our customers. Our broadcast coverage area encompasses the most densely populated parts of Asia, including India and China, all of Africa and the Middle East and most of Western Europe. Each of our satellites can service three large geographic areas through three beams capable of carrying up to 80 channels.

Given our global coverage and licensing position, we are in a position to roll out our subscription service on a sequential basis in the markets we find the most attractive, subject to obtaining any required local regulatory approvals. Our initial focus was rolling out our services in India, and securing the required licenses and approvals in Western Europe and China to launch DARS in those markets. We began the full roll-out of our service in India in 2005 and a significant majority of our marketing dollars and execution has been focused on India since that time.

Our 2006 highlights include the following:

•

Addition of about 83,800 new subscribers during the year, which include over 87,400 new subscribers in India, thereby growing our global subscriber base to over 199,000 subscribers at December 31, 2006, including approximately 162,000 subscribers in India.

•

Recently acquired exclusive radio rights for live cricket coverage for South Asia and the Middle East including our primary market in India through February 2008. WorldSpace would broadcast over 200 days of cricket of which a minimum of 77 days will feature all of the Indian cricket team’s overseas tours (except for the ICC Cricket World Cup in March-April 2007).

•	Secured a license to deploy a terrestrial repeater network for launching satellite radio services in Italy, Bahrain and United Arab Emirates.

•

Continued progress on the development of newer generation technologies and products for rolling out fully-mobile services to automobiles and homes using a hybrid satellite-terrestrial repeater network.

•	Implementation of an enterprise-wide resource planning application to support subscriber growth, accounting and reporting.

Currently, our value proposition to our subscribers is driven by our ability to provide a compelling variety of high quality content that those living in our markets cannot receive from any other sources in a ubiquitous, cost-

effective and user-friendly manner. Our programming includes a wide variety of international, national and regional music, news and entertainment channels, most of which is delivered commercial free. We currently offer prepaid subscription packages in India for approximately $22 (Rs. 1,000 for six months) and $40 (Rs.1,800 per year), a monthly subscription package in Africa and the Middle East for $5.00 per month and a premium package aimed at US and UK expatriates living throughout our current broadcast area for $9.99 per month. We no longer sell a 3-month subscription package for approximately $11 (Rs.500) in India.

Our goals for 2007 include the securing of licenses or approvals in India and Europe and to be in a position to launch our services in China by 2008. We are also in the process of developing a hybrid DARS in order for which we plan to establish in 2007 terrestrial repeater networks in India (subject to securing the licenses and frequency authorizations required to operate terrestrial repeaters) and the Middle East. Through our hybrid DARS, we expect to provide services to automobiles and to improve the reliability of our service in urban areas. We expect to introduce new receiver products in different markets targeted at stratified market segments.

Summary Operating Metrics

The key metrics we use to monitor our business growth and our operational results are: ending subscribers, Average Monthly Subscription Revenue Per Subscriber (“ARPU”), Subscriber Acquisition Cost (“SAC”), Cost Per Gross Addition (“CPGA”) and EBITDA presented as follows:

	Twelve months ended December 31,
	2006	2005
Net Subscriber Additions	83,799	81,036
India	87,436	66,239
Rest of World (“ROW”)	(3,637)	14,797

Total EOP Subs	199,105	115,306
India	162,010	74,574
ROW (5)	37,095	40,732

ARPU (1)	$3.83	$4.66
ARPU (India)	3.01	2.76
ARPU (ROW)	6.22	6.14

SAC (2)	$35	$30
SAC(India)	38	36
SAC(ROW)	0	5

CPGA (3)	$140	$173
CPGA(India)	136	188
CPGA(ROW)	208	121

EBITDA (4) (in thousands)	$(128,153)	$(84,599)

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
(5)	ROW EOP subs includes approximately 13,000 subscribers from a contract with KIE which terminated on January 1, 2007.

	Twelve months ended December 31,
	2006	2005
Reconciliation of Net Loss to EBITDA (in thousands):
Net Loss as reported	$(128,603)	$(79,863)
Addback non-EBITDA items included in net loss:
Interest income	(11,331)	(6,596)
Interest expense	9,332	9,884
Depreciation & amortization	58,896	61,636
Income taxes benefit	(56,447)	(69,660)

EBITDA	$(128,153)	$(84,599)

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the periods presented. We base our estimates and judgments on historical experience and on various other assumptions which we believe are reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results could differ from those estimates. We believe the following critical accounting policies require the most significant management estimates and judgments used in the preparation of the consolidated financial statements.

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

Evaluation of satellites and other long-lived assets for impairment and satellite insurance coverage

We assess the recoverability of our long-lived assets pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The costs of specific satellites are grouped together with other associated assets when assessing recoverability. Periodically, and when a change in circumstances occurs, this group of assets is compared with the expected future undiscounted cash flows to be generated by us from the related satellites. Any excess of the net book value for this group of assets over the expected future undiscounted cash flows of the related satellite would result in an impairment charge that would be recorded in our statement of operations in the period the determination is made. The impairment charge would be measured as the excess of the carrying value of the group of assets over the present value of estimated expected future cash flows related to the asset group using a discount rate commensurate with the risks involved. Changes in estimates of future cash flows could result in a write-down of the asset in a future period. Estimated future cash flows could be impacted by, among other things:

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

Prior to our adoption of SFAS No. 123R, we accounted for the employee and director stock options using the intrinsic-value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting

for Stock Issued to Employees, and related interpretations and the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Stock options and warrants issued to non-employees are recorded at their fair value as determined in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and amortized over the service period. A pro-forma disclosure for outstanding awards accounted for under the intrinsic value method of Opinion 25 method during 2005 and 2004 is not disclosed since the Company used minimum value method to account for stock based awards in fiscal years 2004 and 2005 and the Company’s common stock was not publicly traded until 2005.

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

Pre-Production Design and Development Costs

The Company entered into agreements with vendors to reimburse certain costs related to pre-production design and development of new receiver models. The Company treated these costs as fixed in nature and would subsequently be amortized as cost of equipment over the contractually committed production. The Company followed the guidance provided under Emerging Issues Task Force (“EITF”) Issue No. 99-5, “Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements” for recognizing and amortizing such costs. Costs in the amount of $2,111,000 and $0 were recognized in the accompanying balance sheets as of December 31, 2006 and 2005, respectively.

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

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Statement shall be effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2006. The Company will adopt this Interpretation effective January 1, 2007. The Company has not determined the effect, if any, the adoption of FIN 48 will have on the Company’s financial position and results of operations.

In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 expresses the SEC staff’s views regarding the process of quantifying financial statement misstatements. These interpretations were issued to address diversity in practice and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 expresses the SEC staff’s view that a registrant’s materiality evaluation of an identified unadjusted error should quantify the effects of the error on each financial statement and related financial statement disclosures and that prior year misstatements should be considered in quantifying misstatements in current year financial statements. SAB 108 also states that correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction may be made the next time the registrant files the prior year financial statements. Registrants electing not to restate prior periods should reflect the effects of initially applying the guidance in SAB 108 in their annual financial statements covering the first fiscal year ending after November 15, 2006. The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year and the offsetting adjustment should be made to the opening balance of retained earnings for that year. Registrants should disclose the nature and amount of each individual error being corrected in the cumulative adjustment. The disclosure should also include when and how each error arose and the fact that the errors had previously been considered immaterial. The SEC staff encourages early application of the guidance in SAB 108 for interim periods of the first fiscal year ending after November 15, 2006. There was no material impact on the Company’s financial statements due to the adoption of SAB 108.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings. This statement 1) applies to all entities, 2) specifies certain election dates, 3) can be applied on an instrument-by-instrument basis with some exceptions, 4) is irrevocable and 5) applies only to entire instruments. With respect to SFAS 115, available-for-sale and held-to-maturity securities at the effective date are eligible for the fair value option at that date. If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities. The Company is currently evaluating the impact of SFAS 159 on its results of operations and financial position.

Results of Operations

Consolidated Statements of Operations

	Years ended December 31,
	2006	2005	2004
	(in thousands, except share information)
Revenue
Subscription revenue	$7,294	$3,690	$1,038
Equipment revenue	3,056	2,822	2,091
Other revenue	5,261	5,148	5,452

Total Revenue	15,611	11,660	8,581
Operating Expenses
Cost of Services (excludes depreciation shown separately below)
Satellite and transmission, programming and other	27,556	18,592	20,918
Cost of equipment	16,615	6,725	2,385
Research and development	2,563	1,040	—
Selling and marketing	24,028	18,676	6,526
General and administrative	68,243	67,956	107,936
Depreciation and amortization	58,896	61,636	61,183

Total Operating Expenses	197,901	174,625	198,948

Loss from Operations	(182,290)	(162,965)	(190,367)
Other Income (Expense)
Gain on extinguishment of debt	—	14,130	—
Interest income	11,331	6,596	431
Interest expense	(9,332)	(9,884)	(119,302)
Other income (expense)	(4,759)	2,600	(877)

Total Other Income (Expense)	(2,760)	13,442	(119,748)

Loss Before Income Taxes	(185,050)	(149,523)	(310,115)
Income Tax Benefit (Provision)	56,447	69,660	(267,272)

Net Loss	$(128,603)	$(79,863)	$(577,387)

Loss per Share—basic and diluted	$(3.44)	$(2.77)	$(99.00)

Weighted Average Number of Shares Outstanding	37,395,558	28,828,958	5,832,612

Stock based compensation included in operating expenses

Satellite and transmission, programming and other	$896	$531	$8,626
Selling and marketing	643	213	1,599
General and administrative	9,877	24,417	80,098

	$11,416	$25,161	$90,323

Results of Operations

Twelve months ended December 31, 2006 compared with twelve months ended December 31, 2005

Revenue

The table below presents our operating revenue for the twelve months ended December 31, 2006 and 2005, together with the relevant percentage of total revenue represented by each revenue category.

	Twelve months ended December 31,
	2006		2005
		Percent of total		Percent of total
	($ in thousands)
Revenue:
Subscription	$7,294	46.7	$3,690	31.6
Equipment sales	3,056	19.6	2,822	24.2
Other	5,261	33.7	5,148	44.2

Total revenue:	15,611	100.0	$11,660	100.0%

Total revenue for the twelve months ended December 31, 2006 was $15.6 million, a 33.9 % increase compared with $11.7 million for the twelve months ended December 31, 2005. This was primarily due to increased revenue from subscribers to our DARS service and equipment sales.

Subscription revenue. Subscription revenue for the twelve months ended December 31, 2006 was approximately $7.3 million, an increase of 97.7% compared with $3.7 million generated in the twelve months ended December 31, 2005. This increase in subscription revenues was primarily due to the increase in our paying subscribers. Subscription revenue includes approximately $0.7 million from a contract with KIE which terminated on January 1, 2007.

•

Average Monthly Subscription Revenue Per Subscriber (ARPU). Blended ARPU (for India and ROW) was $3.83 for the twelve months ended December 31, 2006 and $4.66 for the twelve months ended December 31, 2005. The reduction in blended ARPU for 2006 compared to 2005 resulted from the shift of the subscribers’ weighing to India where single market ARPU is lower than other markets. ARPU from India was $3.01 for the twelve months ended December 31, 2006, and $2.76 for the twelve months ended December 31, 2005. In July 2005, we increased the annual subscription pricing by 50% to Rs. 1,800 (approximately $40) from Rs. 1,200 (approximately $27). The increase in the monthly subscription price took effect for all billing cycles on or after July 7, 2005. During 2006, we also introduced a six months subscription package of Rs 1,000 (approximately $22).

Equipment sales revenue. Equipment sales revenue was approximately $3.1 million for the twelve months ended December 31, 2006, an increase of 8.3% compared with $2.8 million for the twelve months ended December 31, 2005. This increase was primarily due to increased unit sales in India, partially offset by a lower average selling price of the receivers. We sold approximately 160,000 receivers in the twelve months ended December 31, 2006, compared with approximately 82,000 receivers sold in the twelve months ended December 31, 2005.

Other revenue. Other revenue for the twelve months ended December 31, 2006 was $5.3 million, an increase of 2.2 % compared with $5.1 million for the twelve months ended December 31, 2005. This increase was primarily due to an increase in miscellaneous other revenue partially offset by a decrease in government services revenue and capacity lease revenue. Other revenue primarily consists of capacity lease revenue, government services revenue, data subscription revenue, licensing/manufacturing income and syndication income.

Capacity lease revenue. Satellite capacity leasing revenue for the twelve months ended December 31, 2006 was $1.0 million, compared with $1.1 million for the twelve months ended December 31, 2005.

Government services revenue. Government services revenue for the twelve months ended December 31, 2006 was $1.7 million, a decrease of 0.9% compared with $1.8 million for the twelve months ended December 31, 2005. Government services revenues decreased as we completed the Pakistan Education Initiative (PEI) contract and finalized tasks.

Miscellaneous other revenue. Other revenue (including licensing/manufacturing income and syndication income) for the twelve months ended December 31, 2006 was $2.5 million, an increase of 5.9% compared with $2.3 million, in the twelve months ended December 31, 2005. This increase was principally due to revenue from a contract with the European Union, a new data service contract launched in the fourth quarter of 2005, an increase in syndication revenues from XM Radio, and a litigation settlement from a former broadcaster.

Cost of services

The table below presents our costs of services for the twelve months ended December 31, 2006 and 2005, together with the relevant percentages of total cost of services for each cost category.

	Twelve months ended December 31,
	2006		2005
		Percent of total		Percent of total
	($ in thousands)
Cost of services:
Engineering & broadcast operations	$15,332	34.7%	$12,279	48.5%
Content & programming	10,147	23.0%	3,969	15.7%
Customer care, billing & collection	1,710	3.9%	658	2.6%
Cost of equipment	16,615	37.6%	6,725	26.6%
Other cost of services	367	0.8%	1,685	6.6%

Total cost of services:	44,171	100.0%	$25,316	100.0%

Total cost of services for the twelve months ended December 31, 2006 was $44.2 million, an increase of 74.5% compared with $25.3 million in the twelve months ended December 31, 2005. This increase was primarily due to increases in the cost of equipment, engineering and broadcast operations, and content & programming.

Engineering and broadcast operations. Engineering and broadcast expense, including the cost of operating our two satellites, ground control systems and telecommunications links as well as our in-orbit insurance, for the twelve months ended December 31, 2006 was $15.3 million, an increase of 24.9% compared with $12.3 million in the twelve months ended December 31, 2005. This increase was primarily due to increased spending on product development efforts, partially offset by a pricing adjustment related to satellite monitoring services provided by a vendor.

Content and programming. Content and programming expense, which includes content production, music royalties and other content acquisition costs, for the twelve months ended December 31, 2006 was $10.1 million, an increase of 155.7% compared with $4.0 million for the twelve months ended December 31, 2005. These expenses increased as we increased staffing levels to support the launch of live programming and additional channels specifically for the Indian market. New channels included PLAY, the first 24 hour sports talk channel in that market, and Falak, India’s first 24 hour Urdu channel. We also increased payments for music rights royalties due to the addition of a Bollywood content license expense, PPL license expenses and changes in other content royalties (IFPI, PRS London).

Customer care, billing & collection. Customer care, billing and collections expense for the twelve months ended December 31, 2006 was $1.7 million, an increase of 159.9% compared to $0.7 million for the twelve months ended December 31, 2005. This increase was due to increased subscriber base.

Cost of Equipment. Cost of equipment for the twelve months ended December 31, 2006 was $16.6 million, an increase of 147.1 % compared with $6.7 million, in the twelve months ended December 31, 2005. Cost of equipment includes approximately $5.1 million due to recognition of additional liability to reflect the maximum purchase price commitment. Excluding this expense, cost of equipment of approximately $11.6 million increased due to an increased number of receivers being sold in India as we focused on ramping up subscriptions in that market.

•

Subscriber Acquisition Cost (SAC) Total blended SAC (for India and ROW) calculated based on unit sales to our distributors, was approximately $35 per subscriber for the twelve months ended December 31, 2006 and $30 for the twelve months ended December 31, 2005. SAC for India, was approximately $38 per subscriber for the twelve months ended December 31, 2006 and approximately $36 per subscriber for the twelve months ended December 31, 2005.

Other cost of services. Other cost of services for the twelve months ended December 31, 2006 was $0.4 million, a decrease of 78% compared to $1.7 million in the twelve months ended December 31, 2005. This decrease was primarily due to reduction in staffing and overhead expenses incurred due to the completion of PEI contract in the fiscal year ended 2005

Operating expense

The table below presents our operating expense for the twelve months ended December 31, 2006 and 2005, together with the relevant percentage increase (decrease) year-over-year.

	Twelve Months Ended December 31,
	2006	2005	Percent increase (decrease)
Operating expense:
Cost of Services	$44,171	$25,316	74.5%
Research and development	2,563	1,040	146.4
Selling and marketing	24,028	18,676	28.7
General & administrative	68,243	67,956	0.4
Depreciation and amortization	58,896	61,636	(4.5)

Total operating expense:	$197,901	$174,625	13.3%

Total operating expense for the twelve months ended December 31, 2006 was $197.9 million, an increase of 13.3% compared with $174.6 million for the twelve months ended December 31, 2005. This increase was primarily due to increases in our cost of services (discussed previously) and selling and marketing expenses. Our increase in research & development expense is due to increase in receiver product development activities. Our selling and marketing expense for the twelve months ended December 31, 2006 was $24.0 million, an increase of 28.7 % compared with $18.7 million in the twelve months ended December 31, 2005. This increase was primarily due to increased marketing activity as we ramped up our advertising activities in our launched markets. Our general and administrative expense for the twelve months ended December 31, 2006 was $68.2 million, an increase of 0.4% compared with $68.0 million in the twelve months ended December 31, 2005. This increase was primarily due to a $8.9 million increase in headcount expense as we increased staffing levels to execute on our business plan, and a $4.0 million increase in outside services (primarily temporary consultants, and technical & regulatory services) offset by a $14.5 million decrease in stock based compensation. The Company granted certain key executives restricted stock awards, in connection with our initial public offering in August 2005, which vested over a six month period. This vesting period has been extended through January 3, 2007, hence the reduction in stock option expense related to these options for this period compared to last year. Depreciation and amortization expense for the twelve months ended December 31, 2006 was $58.9 million, a 4.5% decrease as compared to $61.6 million for the twelve months ended December 31, 2005.

•

Cost Per Gross Addition (CPGA) Total blended CPGA expense (for India and ROW) was approximately $ 22.6 million for the twelve months ended December 31, 2006 and approximately $16.1 million for the twelve months ended December 31, 2005. Total CPGA expense for India was approximately $20.9 million for the twelve months ended December 31, 2006 and approximately $13.7 million for the twelve months ended December 31, 2005. Unit blended CPGA (for India and ROW), was approximately $140 for the twelve months ended December 31, 2006 and approximately $173 for the twelve months ended December 31, 2005. CPGA for India, was approximately $136 for the twelve months ended December 31, 2006 and approximately $188 for the twelve months ended December 31, 2005. Unit CPGA has decreased due to marketing expenditure being spread over a larger number of gross subscriber additions.

Other income (expense)

Interest income. Interest income for the twelve months ended December 31, 2006 was $11.3 million, an increase of 71.8 % compared with $6.6 million in the twelve months ended December 31, 2005. This increase was due to increased average cash balances as a result of our 2005 IPO, and higher interest rates.

Interest expense. Interest expense for the twelve months ended December 31, 2006 was $9.3 million, a decrease of 5.6 % compared with $9.9 million in the twelve months ended December 31, 2005. This decrease was primarily due to the extinguishments of debt related to the Alcatel settlement in the twelve months ended December 31, 2005.

Other income (expense). Other expense for the twelve months ended December 31, 2006 was $4.8 million compared with other income of $2.6 million recorded in the twelve months ended December 31, 2005. This increase was due to a write-off of leasehold improvements.

Income tax

During the twelve months ending December 31, 2006, the Company recorded an income tax benefit of $56.4 million compared to $69.7 million for the twelve months ending December 31, 2005. This benefit is the result of current period operating losses and re-establishment of a valuation allowance on a foreign net operating loss amounting to approximately $2.1 million.

Year ended December 31, 2005 compared with year ended December 31, 2004

Revenue

The table below presents our operating revenue for the years ended December 31, 2005 and 2004, together with the relevant percentage of total revenue represented by each relevant revenue category.

	Year ended December 31,
	2005		2004
	($ in thousands)
Revenue:
Subscription	$3,690	31.6%	$1,038	12.1%
Equipment sales	2,822	24.2%	2,091	24.4%
Other	5,148	44.2%	5,452	63.5%

Total revenue:	$11,660	100.0%	$8,581	100.0%

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

Equipment sales revenue. Equipment sales revenue was approximately $2.8 million for the year ended December 31, 2005, an increase of 35.0 % compared with $2.1 million for the year ended December 31, 2004. This increase was primarily due to increased unit sales in India. We sold approximately 82,800 receivers in the year ended December 31, 2005, compared with approximately 25,000 receivers sold in the year ended December 31, 2004. Our sales increased significantly in the fourth quarter of 2005 due to our successful Diwali promotional campaign in India, where we introduced promotional discounting on a certain receiver model, an aggressive marketing and advertising campaign, and programs to help our resellers and retail outlets become more productive.

Other revenue. Other revenue, including licensing revenue, for the year ended December 31, 2005 was $5.1 million, a decrease of 5.6 % compared with $5.5 million, in the year ended December 31, 2004. This decrease was primarily due to a reduction in capacity lease revenue offset by an increase in miscellaneous other revenue. Other revenue primarily consists of capacity lease revenue, government services revenue, data subscription revenue, licensing/manufacturing income and syndication income.

•

Capacity lease revenue. Satellite capacity leasing revenue for the year ended December 31, 2005 was $1.1 million, a decrease of 47.2 % compared with $2.0 million for the year ended December 31, 2004. This decrease was a result of a reduction in the number of broadcasters contracting to use our satellite capacity for their broadcasts.

•

Government services revenue. Government services revenue for the year ended December 31, 2005 was $1.8 million, a decrease of 7.1% compared with $1.9 million for the year ended December 31, 2004. Government services revenues decreased as we completed the Pakistan Education Initiative (PEI) contract in June 2005, partially offset by the entry into a government contract in the third quarter.

•

Miscellaneous Other revenue. Other revenue, including licensing revenue, for the year ended December 31, 2005 was $2.3 million, an increase of 23.6 % compared with $1.9 million, in the year ended December 31, 2004. This increase was principally due to a new data service contract launched in 2005.

Cost of services

The table below presents our costs of services for the year ended December 31, 2005 and 2004, together with the relevant percentages of total cost of services for each cost category.

	Year ended December 31,
	2005		2004
	($ in thousands)
Cost of services:
Engineering & broadcast operations	$12,279	48.5%	$15,847	68.0%
Content & programming	3,969	15.7%	3,657	15.7%
Customer care, billing & collection	658	2.6%	488	2.1%
Cost of equipment	6,725	26.6%	2,385	10.2%
Other cost of services	1,686	6.7%	926	4.0%

Total cost of services:	$25,316	100.0%	$23,303	100.0%

Total cost of services for the year ended December 31, 2005 was $25.3 million, an 8.6% increase compared with $23.3 million in the year ended December 31, 2004. This increase was primarily due to increases in expenses related to cost of equipment, partially offset by decreases in engineering and broadcast operations.

Engineering and broadcast operations. Engineering and broadcast expense, including the cost of operating our two satellites, ground control systems and telecommunications links as well as our in-orbit insurance, for the year ended December 31, 2005 was $12.3 million, a decrease of 22.5% compared with $15.8 million in the year ended December 31, 2004. This decrease was primarily due to a reduction in stock based compensation of $7.2 million offset by an increase in in-orbit insurance as we renewed policies on our AfriStar and AsiaStar satellites in April 2005 and higher regional operating center expenses, partially offset by a pricing adjustment related to satellite monitoring services provided by a vendor.

Content and programming. Content and programming expense, which includes content production, music royalties and other content acquisition costs, for the year ended December 31, 2005 was $4.0 million, an increase of 8.5% compared with $3.7 million for the year ended December 31, 2004. These expenses increased as we increased staffing levels to support the launch of 19 new channels, including 7 additional channels specifically for the Indian market. New channels included PLAY, the first 24 hour sports talk channel in that market.

Customer care, billing & collection. Customer care, billing and collections expense for the year ended December 31, 2005 was $0.7 million, an increase of 34.9% compared to $0.5 million for the year ended December 31, 2004. We commenced our customer care, billing and collections in March 2004 to support the limited launch of our subscription services in India. Prior to this limited launch in March 2004, our two subscription service packages were being tested, and expenses related to customer care, billing and collections were minimal.

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

Other cost of services. Other cost of services for the year ended December 31, 2005 was $1.7 million, an increase of 82.1% compared with $0.9 million for the year ended December 31, 2004. This increase was due to an increase in subscription revenue share paid to our partners in Kenya, South Africa and France, offset by a reduction of shipping and VAT charges, as we completed delivery of the receivers for the PEI contract.

Operating expense

The table below presents our operating expense for the year ended December 31, 2005 and 2004, together with the relevant percentage increase (decrease) year-over-year.

	Year Ended December 31,
	2005	2004	Percent increase (decrease)
Operating expense:
Cost of Services	$25,316	$23,303	8.6%
Research & Development	1,040	—	100.0%
Selling & Marketing	18,676	6,526	186.2%
General & administrative	67,956	107,936	(37.0)%
Depreciation and amortization	61,636	61,183	0.7%

Total operating expense	$174,625	$198,948	(12.2)%

Total operating expense for the year ended December 31, 2005 was $174.6 million, a 12.2% decrease compared with $198.9 million for the year ended December 31, 2004. This decrease was primarily due to a decrease in our general and administrative expense, offset by increases in our selling and marketing expense. Our selling and marketing expense for the year ended December 31, 2005 was $18.7 million, a 186.2% increase compared with $6.5 million in the year ended December 31, 2004. This increase was primarily due to increase in sales and marketing expense as we launched service in nine cities in India. General and administrative expense for the year ended December 31, 2005 was $68.0 million, a decrease of 37.0% compared with $107.9 million in the year ended December 31, 2004. This decrease was primarily due to $55.7 million decrease in stock-based compensation, offset by $9.2 million increase in headcount expense as we increased staffing to execute on our business plan, and a $4.3 million increase in outside services (primarily temporary consultants, and technical & regulatory services).

Cost Per Gross Addition (CPGA). Total blended CPGA expense (for India and ROW) was approximately $16.1 million for the year ended December 31, 2005 and approximately $1.9 million for the year ended December 31, 2004. The CPGA expense for India was approximately $13.7 million for the year ended December 31, 2005 and approximately $1.0 million for the year ended December 31, 2004. The CPGA expense increased in 2005 as we significantly ramped up our sales and marketing activities subsequent to closing a financing transaction in December 2004. Unit blended CPGA (for India and ROW) was approximately $173 for the year ended December 31, 2005 and approximately $66 for the year ended December 31, 2004. CPGA for India was approximately $188 for the year ended December 31, 2005 and approximately $123 for the year ended December 31, 2004.

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

Liquidity and Capital Resources

Overview

As of December 31, 2006, we had cash and cash equivalents of $27.6 million, and marketable securities of $137.9 million. Cash and cash equivalents and marketable securities decreased $110.3 million during the twelve months ended December 31, 2006. This decrease resulted from $104.1 million used in operating activities and changes in foreign exchange rates, $91.5 million provided by investing activities, and $2.9 million provided by financing activities. Cash flows used in operations includes the net loss of $128.6 million and $2.4 million provided by working capital partially offset by $22.1 million in non-cash expenses included in net loss. Cash flows provided by investing activities consisted mainly of $101.2 million in net sales of marketable securities partially offset by $6.8 million used for the purchase of property and equipment and $2.8 million used for purchase of satellite and related systems. Cash flows provided by financing activities consisted of $3.6 million from the proceeds from exercise of employee stock options, $0.3 million from net minority interest contributions, and $0.4 million proceeds from short term borrowings & notes payables, offset by a $1.2 million increase in restricted cash for certain lease obligations and $0.2 million increase in costs associated with our initial public offering in 2005.

Historical sources of cash

We raised $1.8 billion of equity and debt net proceeds from inception through August 3, 2005 from investors and strategic partners to fund our operations.

IPO

On August 3, 2005, we agreed to sell 11,500,000 shares of common stock at a price to the public of $21.00 per share in our initial public offering. The aggregate gross proceeds to us from the public offering were approximately $241.5 million. We incurred expenses of approximately $20.7 million of which approximately $16.9 million represented underwriting discounts and commissions and approximately $3.8 million represented expenses related to the offering. Net proceeds to us from the offering were $220.8 million.

XM Investment

On July 18, 2005, we issued XM Satellite Radio 1,562,500 shares of Class A common stock for an aggregate purchase price of $25 million. The net proceeds after deducting expenses were $22.5 million.

Uses of Cash

Our cash used during the twelve months ended December 31, 2006 consisted primarily of funding operating expenses and working capital.

Contractual Obligations

The following table shows our contractual obligations as of December 31, 2006:

	Payments Due By Period (in thousands)
	2007	2-3 years	4-5 years	After 5 years	Total
Long-term debt (1)	50,400	105,000	—	—	155,400
Operating lease obligations	3,680	6,043	5,565	12,322	27,610
Purchase obligations	32,227	—	—	—	32,227
ERP implementation obligation	3,120	8,175	—	—	11,295
Income taxes payable	17,784	—	—	—	17,784
Contingent royalty obligation (2)	—	—	—	1,814,175	1,814,175

Total contractual obligations	107,211	119,218	5,565	1,826,497	2,058,491

(1)	The notes to an extent of $155 million are payable in full (100% of the principal plus accrued and unpaid interest) at the option of the holders on December 31, 2007.
(2)	Stonehouse royalty payment referenced under Note C—“Debt” of Notes to Consolidated Financial Statements. The obligation will be reduced by any future payments made under the royalty agreement and will remain on our balance sheet until 2015; the last year payment under the royalty agreement is required. We are not required to pay this obligation in full; payments are based on a 10% of EBITDA each year and cannot be determined at this time.

Future Operating Liquidity and Capital Resource Requirements

Based upon our current plans, we believe that our cash, cash equivalents and marketable securities will be sufficient to cover our estimated funding needs for at least 2007. Our financial projections are based on assumptions which we believe are reasonable but contain significant uncertainties.

We currently intend to use existing cash reserves mainly to execute our business plans and for satisfying certain terms of convertible note restructuring (discussed in Note N—Subsequent Events, Convertible Note Restructuring). We expect that the majority of our cash outflow during year 2007 would be directed towards sales and marketing activities for subscriber acquisitions, additional content and programming development, non-operating and capital expenditures, corporate expense which includes debt restructuring cost of $3 million, interest costs of $7.2 million and cash repayment of $50 million as per terms of convertible note restructuring referred above. In addition, if we are unable to negotiate a further payment plan with Internal Revenue Service, the Company may be required to retire its outstanding tax liability of $15 million.

Our business plan includes spends in India mainly for a moderate level of build-out of terrestrial repeater network, service launch in key cities and continued marketing spend towards subscriber acquisitions; for Italy, contemplates service launch and technology related expenses; for Middle East, involves minimal terrestrial repeater capital expenditures for a network in Bahrain; and for China, other Western Europe markets and other selected markets within our coverage areas, includes limited business development expenses. We are currently reviewing our business plan for potential modifications that could result in the reduction of cash expenditures over the next 12 months.

Our business is in its early stages, and we regularly evaluate our plans and strategy. These evaluations may result in changes to our plans and strategy, some of which may be material and significantly change our cash requirement. Our business plan is based on estimates regarding expected future costs and expected revenue. Our costs may exceed or our revenues may fall short of our estimates, our estimates may change, and future developments may affect our estimates. Furthermore, we will require additional cash to fully launch our business in China and Western Europe and fund the cost to modify and launch our spare satellite. A principal amount of $27.5 million of the senior secured notes we will issue as part of the convertible note restructuring will be repayable on the first anniversary of the closing date of the transaction.

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

Under the terms of the senior secured notes and amended and restated convertible notes we will issue as part of the convertible note restructuring, we may incur secured indebtedness of up to $105 million (less any amounts outstanding under the senior secured notes) of senior secured first priority indebtedness. We may borrow up to $100 million (less any amounts outstanding under the amended and restated convertible notes) of senior secured second priority indebtedness which is pari passu with the amended and restated convertible notes and unlimited unsecured debt, as long as such debt has a maturity date that is at least 91 days after the maturity date of the amended and restated convertible notes. We will be required to repay any outstanding principal of the senior secured notes from new equity or debt financing, certain excess cash flow or the cash proceeds of asset sales and casualty events, subject to customary exceptions. We are not permitted to make any mandatory or optional prepayment on debt (other than permitted first priority secured debt) while the amended and restated convertible notes are outstanding.

Capital Expenditures

We have spent approximately $746 million on capital expenditures related to the development and launch of our satellites, for our ground systems and for property and equipment. We may spend additional amounts to enhance our infrastructure with terrestrial repeaters depending on licenses and business requirement, if supported by an appropriate business model and funding of such projects. We expect to start our terrestrial repeater network build-out in key metropolitan areas in India during 2007, assuming we obtain the necessary regulatory approvals, we currently estimate to be approximately $20 million over the next few years. This amount will need to be reviewed as we conduct actual testing, including further topographical analysis. We also expect to start our terrestrial repeater build out in Bahrain; however we do not expect this cost to be significant. Over the next 12 months we also anticipate technology and terrestrial repeater development expenses associated with rolling out our services in Italy. We estimate those expenses to be approximately $20 million beginning in 2008. This amount will need to be reviewed as we conduct actual testing as in India. Until we receive the final approvals from China’s regulatory agencies, we will not start the build-out of a terrestrial repeater network in China. We expect the total network in China to cost a similar amount as India in its initial stages. Our future capital expenditures will depend on our business strategy and our response to business opportunities and trends in our industry and our markets.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency

As a global company, we are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany balances between subsidiaries that operate in different functional currencies and transactions with customers, suppliers and employees that are denominated in foreign currencies. Our objective is to minimize our exposure to these risks through our normal operating activities and, where appropriate, to have these transactions denominated in United States dollars. For the year ended December 31, 2006, approximately 72% of our total revenues and 33% of total operating expenses were denominated in foreign currencies. For the year ended December 31, 2005, approximately 56% of our total revenues and 10% of total operating expenses were denominated in foreign currencies. The following table shows approximately the split of these foreign currency exposures by principal currency:

	Foreign Currency Exposure at December 31, 2006
	Euro	Indian Rupee	Kenyan Shilling	South African Rand	Other	Total Exposure
Total Revenues	15%	63%	11%	7%	4%	100%
Total Cost of Revenues and Operating Expenses	13%	64%	1%	5%	17%	100%

	Foreign Currency Exposure at December 31, 2005
	Euro	Indian Rupee	Kenyan Shilling	South African Rand	Other	Total Exposure
Total Revenues	29%	36%	12%	16%	7%	100%
Total Cost of Revenues and Operating Expenses	40%	23%	19%	8%	10%	100%

Interest Rates

Our market risk from changes in interest rates is not material because our long-term debt only includes $17.5 million of the senior secured notes and the amended and restated convertible notes which have a fixed interest rate.

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

At December 31, 2006, we had $27.6 million in cash and cash equivalents and $137.9 million in marketable securities.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of WorldSpace, Inc., including consolidated balance sheets as of December 31, 2006 and 2005, and consolidated statements of operations, consolidated statements of stockholders’ equity and consolidated statements of cash flows for each of the three-years in the period ended December 31, 2006 and notes to the consolidated financial statements, together with a report thereon of Grant Thornton LLP, dated April 16, 2007, are attached hereto as pages F-1 through F-31.

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

Changes in Internal Control

During the fiscal year ended December 31, 2006, no changes were made in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not Applicable

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to our directors required to be included pursuant to this Item 10 is included under the caption “Item 1. Election of Directors” in the Proxy Statement relating to the 2007 Annual Meeting of Stockholders (the 2007 Proxy Statement) to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6 under the Exchange Act of 1934, and is incorporated in this Item 10 by reference. The information with respect to the our executive officers required to be included pursuant to this Item 10 is included under the caption “Executive Officers of the Company” in Part I of this Annual Report on Form 10-K and is incorporated in this Item 10 by reference.

The information with respect to the audit committee of our Board of Directors required to be included pursuant to this Item 10 is included under the caption “Committees of the Board of Directors” in the 2007 Proxy Statement and is incorporated in this Item 10 by reference.

Since the date of our Proxy Statement for our Annual Meeting held on May 10, 2006, we have not adopted any material changes to the procedures by which our security holders may recommend nominees to our Board of Directors.

The information with respect to Section 16(a) reporting compliance required to be included in this Item 10 is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2007 Proxy Statement and is incorporated in this Item 10 by reference.

We have adopted a code of ethics that applies to our chief executive officer and senior financial officers. A copy of this code of ethics can be found on our website at www.worldspace.com. In the event of any amendment to, or waiver from, the code of ethics, we will publicly disclose the amendment or waiver by posting the information on our website.

ITEM 11.	EXECUTIVE COMPENSATION

The information with respect to the executive compensation required to be included pursuant to this Item 11 is included under the caption “Executive Compensation” in the 2007 Proxy Statement and is incorporated in this Item 11 by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information with respect to security ownership of certain beneficial owners and management required to be included pursuant to this Item 12 is included under the caption “Directors’, Executive Officers’ and Principal Stockholders’ Stock Ownership” in the 2007 Proxy Statement and is incorporated in this Item 12 by reference.

The information with respect to securities authorized for issuance under our equity compensation plans required to be included pursuant to this Item 12 is included under the captain “Securities Authorized for Issuance under Equity Compensation Plans” in our 2007 Proxy Statement and is incorporated in this Item 12 by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information with respect to any reportable transaction, business relationship or indebtedness between WorldSpace and the beneficial owners of more than 5% of our Class A Common Stock, our directors or nominees for director, our executive officers or the members of the immediate families of such individuals that are required to be included pursuant to this Item 13 is included in the 2007 Proxy Statement under the caption “Certain Relationships and Related Party Transactions” and “Procedures for Approval of Related Party Transactions” and is incorporated in this Item 13 by reference.

The information with respect to the independence of directors required to be included pursuant to this Item 13 is included in the 2007 Proxy Statement under the Captions “Board of Directors”, “Committees of the Board of Directors”, “Board Independence Policy” and “Item 1 Election of Directors” and is incorporated in this Item 13 by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information with respect to fees paid and services rendered to our independent registered public accounting firm required to be included pursuant to this Item 13 is included under caption “Auditors’ Fees and Services” in the 2007 Proxy Statement and is incorporated in this Item 14 by reference.

The information with respect to audit committee pre-approval policies and procedures required to be included pursuant to this Item 14 is included under the caption “Policy for Approval of Audit and Permitted Non-audit Services” in the 2007 Proxy Statement and is incorporated in this Item 14 by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following Consolidated Financial Statements of WorldSpace, Inc. and report of independent registered public accounting firm are included in Item 8 of this Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Changes in Shareholders’ Deficit and Comprehensive Loss for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

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

(a)(3) The following exhibits are either provided with this Form 10-K or are incorporated herein by reference:

Exhibit No.		Description

2.1		Agreement and Plan of Merger dated December 28, 2004, between WorldSpace, Inc., a Maryland corporation, and the Company (filed as Exhibit 2.1 to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

3.1	(a)	Certificate of Incorporation of the Company (filed as Exhibit 3.1(a) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

3.1	(b)	Certificate of Amendment to the Certificate of Incorporation of the Company (filed as Exhibit 3.1(b) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

3.1	(c)	Certificate of Amendment to the Certificate of Incorporation of the Company (filed as Exhibit 3.1(c) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

3.2		By-Laws of the Company (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

4.1		Securities Purchase Agreement dated December 30, 2004 among the Company, WorldSpace, Inc., a Maryland corporation, Highbridge International LLC, Amphora Limited, OZ Master Fund, Ltd., AG Offshore Convertibles, Ltd., AG Domestic Convertibles, L.P., Citadel Equity Fund Ltd., and Citadel Credit Trading Ltd (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

4.2		Registration Rights Agreement dated December 30, 2004 among the Company, Highbridge International LLC, Amphora Limited, OZ Master Fund, Ltd., AG Offshore Convertibles, Ltd., AG Domestic Convertibles, L.P., Citadel Equity Fund Ltd., and Citadel Credit Trading Ltd. (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

Exhibit No.		Description

4.3		Form of Notes issued under the Securities Purchase Agreement (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

4.4		Agreement dated April 13, 2007 among the Company, Highbridge International LLC, OZ Master Fund, Ltd., AG Offshore Convertibles, Ltd., Citadel Equity Fund Ltd. (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on April 16, 2007, SEC File No. 000-51466, and incorporated by reference)

4.5		Registration Rights Agreement dated July 18, 2005 between the Company and XM Satellite Radio Holdings Inc. (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

4.6		Registration Rights Agreement, dated September 12, 2005, between the Company and Alcatel Alenia Space France SAS (filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on September 30, 2005, SEC File No. 000-51466, and incorporated by reference)

10.1		Exchange Agreement dated December 29, 2004 among the Company, WorldSpace, Inc., a Maryland corporation, WorldSpace International Network Inc. and Yenura Pte. Ltd. (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.2		Conversion Agreement dated as of August 29, 2006 between WorldSpace, Inc. and Yenura Pte. Ltd. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2006, SEC File No. 333-51466, and incorporated by reference)

10.3		Loan Restructuring Agreement dated September 30, 2003 among Stonehouse Capital Ltd., WorldSpace, Inc., a Maryland corporation, WorldSpace International Network Inc. and WorldSpace Satellite Company Ltd., as amended by the First Amendment to the Loan Restructuring Agreement and Royalty Agreement dated September 28, 2004 among the same parties and the Second Amendment to the Loan Restructuring Agreement and Royalty Agreement dated December 30, 2004 among the same parties as well as the Company (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)**

10.4	(a)	Royalty Agreement dated as of September 30, 2003 among Stonehouse Capital Ltd., WorldSpace, Inc., a Maryland corporation, WorldSpace International Network Inc. and WorldSpace Satellite Company Ltd., as amended by the First Amendment to the Loan Restructuring Agreement and Royalty Agreement dated September 28, 2004 among the same parties, the Second Amendment to the Loan Restructuring Agreement and Royalty Agreement dated as of December 30, 2004 among the same parties as well as the Company and the Third Amendment to Royalty Agreement dated as of June 29, 2005 among Stonehouse Capital, Ltd., the Company and WorldSpace Satellite Company, Ltd. (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference) **

10.4	(b)	Fourth Amendment, dated as of February 28, 2006, to the Royalty Agreement dated as of September 30, 2003 among Stonehouse Capital Ltd., WorldSpace, Inc., a Maryland corporation, WorldSpace International Network Inc. and WorldSpace Satellite Company Ltd. (filed as Exhibit 10.3(b) to the Company’s Annual Report on Form 10-K filed on March 31, 2006, SEC File No. 000-51466, and incorporated by reference)

10.5	(a)	Warrant Agreement, dated as of July 11, 1994 and extended May 28, 1999, between Mr. Benno A. Ammann and the Company (filed as Exhibit 10.4(a) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.5	(b)	Warrant Agreement, dated as of July 11, 1994 and extended May 28, 1999, between Mr. Ronald V. Mangravite and the Company (filed as Exhibit 10.4(b) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

Exhibit No.	Description

10.5(c)	Warrant Agreement, dated as of July 11, 1994 and extended May 28, 1999, between Mr. Wondwossen Mesfin and the Company (filed as Exhibit 10.4(c) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.5(d)	Non-Qualified Shares Option Agreement, dated as of February 12, 1996, between Mr. Scott A. Katzmann and the Company (filed as Exhibit 10.4(d) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.5(e)	Non-Qualified Shares Option Agreement, dated as of February 12, 1996, between Ms. Donna Lozito and the Company (filed as Exhibit 10.4(e) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.5(f)	Non-Qualified Shares Option Agreement, dated as of February 12, 1996, between Lindsay A. Rosenwald, M.D. and the Company (filed as Exhibit 10.4(f) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.5(g)	Warrant Agreement, dated as of May 15, 2003, between Consultant and the Company (filed as Exhibit 10.4(g) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.5(h)	WorldSpace, Inc. Common Stock Purchase Warrant dated as of July 18, 2005 issued to XM Satellite Radio Holdings Inc. Company (filed as Exhibit 10.4(h) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.6	Memorandum of Agreement on Settlement dated as of February 25, 2005 among WorldSpace, Inc., WorldSpace Satellite Company Ltd. and Alcatel Space*

10.7	Strategic Cooperation Agreement Between Analog Devices, Inc. and WorldSpace, Inc. for the Development and Marketing of WorldSpace-Ready Analog DSP Platforms dated November 5, 2003 (filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.8(a)	Standard Production, Marketing and License Agreement for China WorldSpace PC Card and China WorldSpace Receiver dated August 18, 2001 between WorldSpace International Network Inc. and Xi’an Tongshi Technology Limited Cooperation (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.8(b)	Agreement dated July 20, 2005 between Xi’an Tongshi Technology Limited and WorldSpace, Inc. (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.8(c)	Cooperation Agreement dated April 4, 2006 between WorldSpace Corporation and Xi’an Tongshi Technology Limited (filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on April 10, 2006, SEC File No. 000-51466, and incorporated by reference)

10.8(d)	Agreement, dated December 21, 2005, between the registrant and Xi’an Tongshi Technology Limited (filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on December 23, 2005, SEC File No. 000-51466, and incorporated by reference)

10.9	Supply Agreement and Standard WorldSpace Receiver Development, Production, Marketing and License Agreement, both dated December 1, 2000 between BPL Limited and WorldSpace International Network Inc. (filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.10(a)	Cooperation Agreement on Technical and Commercial Trial Operation of WorldSpace L-Band Satellite Multimedia Services between China Telecommunications Broadcast Satellite Corp and WorldSpace Corporation dated August 8, 2000 (filed as Exhibit 10.9(a) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

Exhibit No.		Description

10.10	(b)	Memorandum of Understanding Regarding Cooperation Project between China Telecommunications Broadcast Satellite Corp and WorldSpace Corporation dated August 8, 2000 (filed as Exhibit 10.9(b) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.10	(c)	Agency Agreement between China Telecommunications Broadcast Satellite Corp and WorldSpace Corporation dated August 8, 2000 (filed as Exhibit 10.9(c) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.10	(d)	Supplementary Agreement to Agreements and Other Documents Regarding Cooperation Between China Telecommunications Broadcast Satellite Corporation, Beijing, China and WorldSpace Corporation dated April 3, 2001 (filed as Exhibit 10.9(d) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.10	(e)	Agreement between China Satellite Communications Corp. and WorldSpace Corporation dated February 22, 2005 (filed as Exhibit 10.9(e) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.10	(f)	Agreement between China Satellite Communications Corp. and WorldSpace, Inc. dated July 18, 2005 (filed as Exhibit 10.9(f) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.10	(g)	Cooperation Agreement, dated December 20, 2005, between the Company and China Satellite Communications Corporation (filed as Exhibit 1.1 to Form 8-K of the Company filed December 27, 2005, SEC File No. 000-51466, and incorporated by reference)

10.11	(a)	Executive Employment Agreement between WorldSpace, Inc. and Noah A. Samara entered into as of June 1, 2005 (filed as Exhibit 10.10(a) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.11	(b)	Executive Employment Agreement between WorldSpace, Inc. and Andenet Ras-Work entered into as of June 1, 2005 (filed as Exhibit 10.10(b) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.11	(c)	Executive Employment Agreement between WorldSpace, Inc. and Sridhar Ganesan entered into as of June 1, 2005 (filed as Exhibit 10.10(c) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.11	(d)	Executive Employment Agreement between WorldSpace, Inc. and Donald J. Frickel entered into as of June 1, 2005 (filed as Exhibit 10.10(d) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.11	(e)	Executive Employment Agreement between WorldSpace, Inc. and Gregory B. Armstrong effective as of May 12, 2006 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2006, SEC File No. 333-51466, and incorporated by reference)

10.11	(f)	Executive Employment Agreement between WorldSpace, Inc. and Alexander P. Brown effective as of May 12, 2006 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2006, SEC File No. 333-51466, and incorporated by reference)

10.12	(a)	WorldSpace 2005 Incentive Award Plan (filed as Exhibit 10.11(a) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.12	(b)	WorldSpace 2005 Incentive Award Plan Form of Stock Option Agreement (filed as Exhibit 10.11(b) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

Exhibit No.		Description

10.12	(c)	WorldSpace 2005 Incentive Award Plan Form of Restricted Stock Agreement (filed as Exhibit 10.11(c) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.12	(d)	WorldSpace 2005 Incentive Award Plan Form of Stock Appreciation Right Agreement*

10.13		Stockholders Agreement, executed as of July 18, 2005 between WorldSpace, Inc., XM Satellite Radio Holdings Inc., Noah A Samara, TelUS Communication and Yenura Ptd. Ltd (filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.14		Satellite Radio Cooperation Agreement dated as of July 18, 2005 between WorldSpace, Inc., XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. (filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.15		Underwriting Agreement, dated August 3, 2005, among the Company, Noah A. Samara, as selling stockholder, and UBS Securities LLC, as representative of the underwriters named in Schedule A thereto (filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on August 9, 2005, SEC File No. 000-51466, and incorporated by reference)

21.1		List of Subsidiaries of the Company*

23.1		Consent of Grant Thornton LLP*

31.1		Certification of the Chief Executive Officer of WorldSpace, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*

31.2		Certification of the Chief Financial Officer of WorldSpace, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*

32.1		Certification of the Chief Executive Officer of WorldSpace, Inc. pursuant to Section 906 of Sarbanes-Oxley Act of 2002*

32.2		Certification of the Chief Financial Officer of WorldSpace, Inc. pursuant to Section 906 of Sarbanes-Oxley Act of 2002*

*	Filed herewith
**	Confidential treatment

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 17, 2007.

WORLDSPACE, INC.

By:	/s/ Noah A. Samara
Noah A. Samara Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 17, 2007.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Shareholders of WorldSpace, Inc.

We have audited the accompanying consolidated balance sheets of WorldSpace, Inc., (the Company) (a Delaware corporation) as of December 31, 2006 and 2005, and the related consolidated statements of operations, consolidated statements of changes in stockholders’ deficit and comprehensive loss, and consolidated statements of cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note B to the Consolidated Financial Statements, the Company adopted SFAS 123R, “Shared-Based Payment”, effective January 1, 2006.

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

/s/ Grant Thornton LLP

Vienna, Virginia

April 16, 2007

Consolidated Balance Sheets

	December 31,
	2006	2005
	(in thousands)
Assets
Current Assets
Cash and cash equivalents	$27,565	$36,925
Marketable securities	137,894	239,048
Accounts receivable, net of $1,302 and $1,475 allowance for doubtful accounts	2,693	3,000
Prepaid expenses	8,693	4,486
Inventory, net	3,936	4,922
Other current assets	2,548	2,370

Total Current Assets	183,329	290,751
Restricted Cash and Investments	5,869	4,588
Property and Equipment, net	17,745	16,811
Satellites and Related Systems, net	345,046	397,463
Deferred Financing Costs, net	12,149	13,667
Deferred Tax Asset	3,599	5,030
Other Assets	908	1,207

Total Assets	$568,645	$729,517

Liabilities and Shareholders’ Deficit
Current Liabilities
Accounts payable	$16,270	$19,631
Accrued expenses	19,669	14,407
Income taxes payable	17,784	20,000
Accrued purchase commitment	18,242	11,954
Accrued interest	1,962	1,953
Deferred tax liability	2,109	1,998

Total Current Liabilities	76,036	69,943
Long-term Debt	155,368	155,000
Deferred Tax Liability	122,227	180,596
Other Liabilities	4,194	2,256
Contingent Royalty Obligation	1,814,175	1,814,175

Total Liabilities	2,172,000	2,221,970

Commitments and Contingencies, see note	—	—
Minority interest	304	—
Shareholders’ Deficit
Preferred Stock, $.01 par value; 25,000,000 shares authorized; no shares issued and outstanding as of December 31, 2006 and 2005	—	—
Class A Common stock, $.01 par value; 200,000,000 shares authorized; 38,305,839 and 19,365,332 shares issued and outstanding as of December 31, 2006 and 2005	383	194
Class B Common stock, $.01 par value; 75,000,000 shares authorized; 0 and 17,426,443 shares issued and outstanding as of December 31, 2006 and 2005	—	174
Additional paid-in capital	716,250	717,718
Deferred compensation	—	(16,621)
Accumulated other comprehensive loss	1,620	(609)
Accumulated deficit	(2,321,912)	(2,193,309)

Total Shareholders’ Deficit	(1,603,659)	(1,492,453)

Total Liabilities and Shareholders’ Deficit	$568,645	$729,517

See accompanying notes to consolidated financial statements

Consolidated Statements of Operations

	Years ended December 31,
	2006	2005	2004
	(in thousands, except share information)
Revenue
Subscription revenue	$7,294	$3,690	$1,038
Equipment revenue	3,056	2,822	2,091
Other revenue	5,261	5,148	5,452

Total Revenue	15,611	11,660	8,581
Operating Expenses
Cost of Services (excludes depreciation shown separately below) Satellite and transmission, programming and other	27,556	18,592	20,918
Cost of equipment	16,615	6,725	2,385
Research and development	2,563	1,040	—
Selling and marketing	24,028	18,676	6,526
General and administrative	68,243	67,956	107,936
Depreciation and amortization	58,896	61,636	61,183

Total Operating Expenses	197,901	174,625	198,948

Loss from Operations	(182,290)	(162,965)	(190,367)
Other Income (Expense)
Gain on extinguishment of debt	—	14,130	—
Interest income	11,331	6,596	431
Interest expense	(9,332)	(9,884)	(119,302)
Other income (expense)	(4,759)	2,600	(877)

Total Other Income (Expense)	(2,760)	13,442	(119,748)

Loss Before Income Taxes	(185,050)	(149,523)	(310,115)
Income Tax Benefit (Provision)	56,447	69,660	(267,272)

Net Loss	$(128,603)	$(79,863)	$(577,387)

Loss per Share—basic and diluted	$(3.44)	$(2.77)	$(99.00)

Weighted Average Number of Shares Outstanding	37,395,558	28,828,958	5,832,612

Stock based compensation included in operating expenses

Satellite and transmission, programming and other	$896	$531	$8,626
Selling and marketing	643	213	1,599
General and administrative	9,877	24,417	80,098

	$11,416	$25,161	$90,323

See accompanying notes to consolidated financial statements

Consolidated Statements of Changes in Shareholders’ Deficit and Comprehensive Loss

Years ended December 31, 2006, 2005 and 2004

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total	Comprehensive Loss
	Shares	Amount	Shares	Amount
	(in thousands, except share information)
Balance, December 31, 2003	5,784,868	58	—	—	81,030	(4,593)	(946)	(1,536,059)	(1,460,510)
Conversion of common stock	(2,987,500)	(30)	2,987,500	30	—	—	—	—	—	—
Issuance of common stock	—	—	6	—	—	—	—	—	—	—
Debt conversion	—	—	17,426,443	174	255,343	—	—	—	255,517	—
Warrants issued to consultant	—	—	—	—	2,059	—	—	—	2,059	—
Employee stock-based compensation	—	—	—	—	86,815	3,508	—	—	90,323	—
Foreign currency translation adjustment	—	—	—	—	—	—	592	—	592	592
Net loss	—	—	—	—	—	—	—	(577,387)	(577,387)	(577,387)

Comprehensive loss										(576,795)

Balance, December 31, 2004	2,797,368	$28	20,413,949	$204	$425,247	$(1,085)	$(354)	$(2,113,446)	$(1,689,406)
Conversion of common stock	2,987,506	30	(2,987,506)	(30)	—	—	—	—	—
IPO proceeds	11,500,000	115	—	—	220,748	—	—	—	220,863
XM Satellite radio private placement	1,562,500	16	—	—	22,441	—	—	—	22,457
Debt conversion	333,333	3	—	—	6,997	—	—	—	7,000
Warrants issued to consultant	—	—	—	—	393	—	—	—	393
Employee stock-based compensation	—	—	—	—	40,698	(15,536)	—	—	25,162
Employee stock option exercises	184,625	2	—	—	1,149	—	—	—	1,151
Investment in subsidiaries	—	—	—	—	45	—	—	—	45
Foreign currency translation adjustment	—	—	—	—	—	—	(255)	—	(255)	(255)
Net loss	—	—	—	—	—	—	—	(79,863)	(79,863)	(79,863)

Comprehensive loss										(80,118)

Balance, December 31, 2005	19,365,332	$194	17,426,443	$174	$717,718	$(16,621)	$(609)	$(2,193,309)	$(1,492,453)

Conversion of common stock	17,426,443	174	(17,426,443)	(174)	—	—	—	—	—
Reversal related to the adoption of SFAS No. 123R	—	—	—	—	(16,621)	16,621	—	—	—
Employee stock-based compensation	—	—	—	—	11,416	—	—	—	11,416
Employee stock exercises	919,517	9	—	—	3,632	—	—	—	3,641
Employee restricted stock vesting	594,547	6	—	—	—	—	—	—	6
Contributions from minority partners	—	—	—	—	304	—	—	—	304
IPO costs	—	—	—	—	(199)	—	—	—	(199)
Foreign currency translation adjustment	—	—	—	—	—	—	2,229	—	2,229	2,229
Net loss	—	—	—	—	—	—	—	(128,603)	(128,603)	(128,603)

Comprehensive loss										(126,374)

Balance, December 31, 2006	38,305,839	$383	—	—	$716,250	—	$1,620	$(2,321,912)	$(1,603,659)

See accompanying notes to consolidated financial statements

Consolidated Statements of Cash Flows

	Years ended December 31,
	2006	2005	2004
	(in thousands)
Cash Flows from Operating Activities
Net loss	$(128,603)	$(79,863)	$(577,387)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	58,896	61,636	61,183
Gain on extinguishment debt	—	(14,130)	—
Amortization of deferred financing costs	1,518	1,057	4,034
Amortization of debt discount	(32)	—	26,932
Adjustment to cost basis of satellite & related systems	—	5,750	—
Accrued interest	9	1,557	86,690
Stock-based compensation	11,416	25,161	90,323
Allowance for doubtful accounts receivable	(173)	721	808
Loss on inventory write-off	2,535	863	322
Loss on disposition of assets	2,204	6,286	639
Deferred tax expense (benefit)	(56,447)	(69,708)	247,272
Other	1,995	(415)	(121)
Changes in assets and liabilities:
Accounts receivable and other assets	(5,319)	(10,040)	3,533
Accounts payable and accrued expenses	1,901	(24,113)	17,841
Income taxes payable	(2,216)	—	20,000
Other liabilities	8,229	(8,333)	(28)

Net Cash Used in Operating Activities	(104,087)	(103,571)	(17,959)

Cash Flows from Investing Activities
Purchase of property and equipment	(6,811)	(14,365)	(444)
Purchase of satellite and related systems	(2,806)	(2,724)	—
Purchase of marketable securities	(351,758)	(655,843)	—
Sales/maturities of marketable securities	452,912	416,795	—

Net Cash Provided by (Used in) Investing Activities	91,537	(256,137)	(444)

Cash Flows from Financing Activities
Proceeds from the issuance of convertible debt, net of issuance costs	—	—	142,335
Proceeds from short-term borrowings and notes payable	400	—	26,525
Proceeds from stock option exercises	3,646	—	—
Contributions from minority partners	304	—	—
Proceeds from the sale of common stock	—	268,090	—
Costs incurred for the sale of common stock	(199)	(23,180)	—
Decrease (increase) in restricted cash, net	(1,281)	(2,813)	2,044

Net Cash Provided by Financing Activities	2,870	242,097	170,904

Net Increase (Decrease) in Cash and Cash Equivalents	(9,680)	(117,611)	152,501
Net Effect of Foreign Exchange Rates on Cash and Cash Equivalents	320	174	121
Cash and Cash Equivalents, beginning of year	36,925	154,362	1,740

Cash and Cash Equivalents, end of year	$27,565	$36,925	$154,362

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$7,750	$5,884	$—
Cash paid for income taxes	$2,800	$—	$—

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Adequate liquidity and capital are critical to the Company’s ability to continue as a going concern. As shown in the accompanying financial statements, the Company incurred a substantial net loss of $129 million and $80 million for the fiscal year ended 2006 and 2005, respectively and had an accumulated deficit as of December 31, 2006 and 2005 of $2,322 million and $2,193 million, respectively. The Company’s continued existence is dependent upon the Company’s ability to successfully introduce and market its satellite-based radio and data broadcasting services. The cash and marketable securities on hand at December 31, 2006 and 2005 were $165 million and $276 million, respectively. The cash as of December 31, 2006 consisted mainly of proceeds from the issuance of the common stock through the IPO. The cash as of December 31, 2005 consisted mainly of proceeds from the issuance of the common stock through an IPO and a private placement. These proceeds, net of transaction expenses, will be used to fund marketing, subscriber management, content development, capital expenditures (including the roll-out of terrestrial repeater networks), working capital needs to support the growth of its subscriber base in India and provide developmental funding in Western Europe, China and other additional markets. The Company believes that its existing capital resources will be adequate to fund projected operations through at least December 31, 2007 based on projections of subscriber growth, other revenue and planned spending levels. In April 2007, the Company entered into an restructuring agreement with the holders of 5% $155 million Convertible Notes. The agreement calls for certain cash payments, senior secured notes, amended convertible notes and warrants at different maturity dates. (Refer to Note N—Subsequent Events, Convertible Notes Restructuring). The Company is subject to certain business risks associated with operating a satellite-based broadcasting company including, but not limited to, in-orbit failures, regulatory compliance, and additional challenges such as developing successful satellite receiver and subscription sales programs adequate to fund operations, developing program content acceptable to and desired by its target audiences and assuring the availability of appropriate levels of satellite radio receivers. There can be no assurances as to when, or if, the Company will be successful in meeting these challenges, some of which are not under its control.

Note B—Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of WorldSpace, Inc. and its majority and wholly-owned controlled subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America. The equity method of accounting is used to account for investments in enterprises over which the Company has significant influence, but of which it has less than 50 percent ownership. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year consolidated financial statement presentation.

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

Accounts Receivable

The Company records accounts receivable at the invoiced amount. The Company provides for an allowance for doubtful accounts equal to the estimated uncollectible receivables. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. The Company has recorded an allowance for doubtful accounts of $1,302,000 and $1,475,000 at December 31, 2006 and 2005, respectively.

Foreign Currency Translation

Assets and liabilities were translated into U.S. dollars at the exchange rates in effect as of the respective balance sheet dates. Revenues and expenses were translated into U.S. dollars at the average exchange rates in effect during the periods reported. Translation adjustments have been reported as a component of accumulated other comprehensive loss in the accompanying consolidated statements of changes in shareholders’ deficit and comprehensive loss. All transaction gains or losses due to foreign exchange rate differences have been charged to income.

Comprehensive Income and Loss

In accordance with the requirements of SFAS No. 130, Reporting Comprehensive Income, the Company reports the net effects of foreign currency translation adjustments as comprehensive income or loss, and reflects the accumulated balance as a component of shareholders’ deficit in the accompanying consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We invest in highly-liquid, short-term marketable securities. As of December 31, 2006 the weighted average maturity of the marketable securities portfolio was 29 days. The unrealized loss on the marketable securities was approximately $68,000.

The following table illustrates our holdings of marketable securities as of December 31, 2006 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Market Value
Commercial paper	$82,544	$—	$(68)	$82,476
States of the United States and Political Sub-divisions of the states (States and Counties)	55,350	—	—	55,350

Marketable securities	$137,894	$—	$(68)	$137,826

The following table illustrates our holdings of marketable securities as of December 31, 2005 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Market Value
Corporate bonds and notes	$79,748	$—	$(47)	$79,701
States of the United States and Political Sub-divisions of the states (States and Counties)	159,300	—	—	159,300

Marketable securities	$239,048	$—	$(47)	$239,001

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

Cash and Cash Equivalents

All liquid investments, defined as having initial maturities of three months or less, have been classified as cash equivalents. Cash equivalents, as of December 31, 2006 and 2005, consisted primarily of demand deposits and money market instruments. Cash balances in individual banks exceed insurable amounts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Cash and Investments

Cash and investments that are deposited with a lessor or committed to support letters-of-credit issued pursuant to lease agreements have been classified as restricted cash and investments in the accompanying consolidated balance sheets.

Inventories

Inventories are stated at the lower of cost or market value using the first in, first out (FIFO) method of accounting. Inventories primarily consist of satellite radio receivers manufactured to the Company’s specifications by independent third parties. Provisions in the amount of $3,518,000 and $983,000 have been recognized at December 31, 2006 and 2005, respectively, to reduce excess or obsolete inventories to their estimated net realizable value. The Company periodically evaluates inventory levels on hand as to potential obsolescence based on current and future selling prices.

Pre-Production Design and Development Costs

The Company has entered into agreements to reimburse vendors for certain costs related to pre-production design and development of new receiver models. The Company treated these costs as fixed in nature and will subsequently be amortized as cost of equipment over the units specified in the production agreement. The Company follows the guidance provided under Emerging Issues Task Force (“EITF”) Issue No. 99-5, “Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements” for recognizing and amortizing such costs. Costs in the amount of $2,111,000 and $361,000 have been recognized in the accompanying balance sheets as of December 31, 2006 and 2005, respectively.

Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2006	2005
Computers and equipment	$20,879	$17,598
Furniture and fixtures	2,796	3,215
Leasehold improvements	18,869	18,724

	42,544	39,537
Less: accumulated depreciation and amortization	(24,799)	(22,726)

	$17,745	$16,811

Property and equipment is stated at cost, net of accumulated depreciation and amortization, which is computed using the straight-line method over the estimated useful lives of the related assets. Estimated useful lives are as follows:

Furniture, fixtures, equipment and other	2-7 Years
Broadcast studio equipment	3-8 Years
Leasehold improvements	Lesser of lease term or estimated life.
Computers and Equipment	5 Years
Computer Software	5-10 Years

The Company applied the guidance provided under Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The Company capitalized the costs during the “application development stage” related to the Company-wide implementation of an “Enterprise Resource

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Planning” application after the Company authorized the funding for such purpose. The capitalized costs include external direct costs of materials and services incurred during the implementation. For the period ended December 31, 2006 and 2005, the costs associated with this implementation were approximately $3.3 million and $1.1 million, respectively, and are included in “Computers and equipment”.

Satellites and Related Systems

Satellites and related systems consisted of the following (in thousands):

	December 31,
	2006	2005
Satellites	$603,568	$603,568
Ground segment	81,567	81,472
Satellites and related systems under construction	52,990	50,301

	738,125	735,341
Less: accumulated depreciation and amortization	(393,079)	(337,878)

	$345,046	$397,463

Expenditures relating to the development and construction of satellites and related systems consist of satellite design, manufacture, launch, launch insurance, and ground system design and construction. Interest costs related to financing satellites and related systems under construction are capitalized and included in the costs of construction. There was no interest capitalized during the twelve month periods ended December 31, 2006 and 2005. Estimated lives of satellites and related systems are as follows:

Satellite telemetry, tracking and control facilities	3-15 Years
Terrestrial repeater network	5-15 Years
Satellite system	10 Years

The AfriStar satellite was launched in October 1998 and accepted in April 1999. The AsiaStar satellite was launched in March 2000 and accepted in July 2000. A third satellite was delivered on the ground and accepted in January 2001. This third satellite, which can be used to replace either of the Company’s two operational satellites, may also be modified and launched to provide DARS in Western Europe. Title for the third satellite passed to the Company in March, 2005 and construction costs totaling approximately $132 million including capitalized interest were reclassified from satellites and related systems under construction to satellites. The third satellite has not yet been placed in service. A fourth satellite, for which the long lead parts have been procured and partially assembled, is currently maintained in storage at the manufacturer’s facility in Toulouse, France and Stevenage, United Kingdom.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Deferred Rent Expense

It is the Company’s policy to allocate the total cost of leasing space, including rent abatements and fixed or scheduled increases in rent, over the life of the lease on a straight-line basis in accordance with the provisions of SFAS 13, “Accounting for Leases”. Differences between rent expense recognized and rent paid are carried in the balance sheet as deferred rent.

Accounts Payable and Accrued Expenses

Our accounts payable and accrued expenses consist of the following (in thousands):

	2006	2005
Accounts payable—trade	$3,506	$8,675
Accounts payable- Satellite sub-contractor and related	2,000	2,000
Accounts payable- other	10,764	8,956
Accrued payroll related costs	5,469	3,812
Deferred subscription revenue	3,255	1,711
Other current liabilities	4,172	4,300
Accrued expenses—other	6,773	4,584

Total accounts payable and accrued expenses	$35,939	$34,038

Deferred Financing Costs

Costs incurred in raising debt are deferred and amortized as interest expense over the term of the related debt. Unamortized deferred financing costs associated with the restructured debt were reclassified as a reduction of the carrying value of the restructured debt as described in Note C—Debt. The Company recorded $15.2 million in deferred financing costs associated with the convertible note financing on the accompanying balance sheet at December 31, 2006 and 2005. Amortization of deferred financing costs was $1.5 million, $1.1 million and $4.0 million for the years ended December 31, 2006, 2005 and 2004, respectively. Accumulated amortization of deferred financing costs was $3.0 million and $1.5 million at December 31, 2006 and 2005, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For the yearly periods ended December 31, 2005 and 2004, the Company had a stock-based employee compensation plan. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company adopted the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123. A pro-forma disclosure for outstanding awards accounted for under the intrinsic value method of Opinion 25 method during 2005 and 2004 is not disclosed since the Company used minimum value method to account for stock based awards in fiscal years 2004 and 2005 and the Company’s common stock was not publicly traded until 2005.

Additionally, the Company issued 187,500 warrants to a consultant during 2003 in exchange for investment banking services received. The warrants have an exercise price of $1.60 per share and a warrant life of 10 years. Following the successful completion of the Company’s December 31, 2004 convertible note financing, 156,250 of the warrants vested and became exercisable. The remaining 31,250 warrants vested and became exercisable following the SEC declared effectiveness of the Company’s initial public offering on August 3, 2005. The fair value of the warrants on December 31, 2005, as determined by the Black-Scholes option pricing model, was $2.5 million and is recorded in deferred financing costs in the accompanying balance sheets, as these costs were direct and incremental to the financing.

At December 31, 2006, the Company has a stock-based employee compensation plan which is described below. The compensation cost charged against income under the plan was $11.4 million and $25.2 million for the fiscal years ending December 31, 2006 and 2005, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $0 for the fiscal years ending December 31, 2006 and 2005.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

2006
Expected volatility	86% – 100%
Weighted-average volatility	96%
Expected dividends	0%
Risk-free rate	4.3%
Expected term	6.0 years

Summary of option activity:

Summary of the status of the Company’s stock option awards and units as of January 1, 2006 and changes during the fiscal year ending December 31, 2006 is presented below:

	Number of options	Weighted average exercise price	Weighted average contractual life remaining	Aggregate intrinsic value
Non-qualified stock options:
Outstanding as of January 1, 2006	17,559,152	$6.25	4.60 Years	$145,208,581
Granted	1,206,028	$6.28	7.54 Years	—
Exercised	(919,517)	$3.95	1.13 Years	$2,273,653
Forfeited/expired	(601,832)	$5.55	2.05 Years	$110,494

Outstanding at December 31, 2006	17,243,831	$5.86	3.83 Years	$2,519,516

Exercisable at December 31, 2006	16,273,733	$6.44	3.50 Years	$2,519,516

The weighted-average grant-date fair value of options granted during the fiscal year ending December 31, 2006 was $4.29. The total grant-date fair value of all stock based awards issued during the fiscal year ending December 31, 2006 was $8.1 million of which $5.2 million was related to the stock option awards.

Cash received from the exercise of stock options under all share-based payment arrangements for the fiscal year ending December 31, 2006 and 2005 was $3.6 million and $0, respectively. The actual tax benefit realized for the tax deductions from option exercise of the share-based arrangements totaled $0, for fiscal year ending December 31, 2006.

Summary of the status of the Company’s nonvested restricted share awards and units as of January 1, 2006 and changes during the fiscal year ending December 31, 2006 is presented below:

	Shares	Aggregate Grant Date Fair Value	Weighted average grant date fair value
Nonvested restricted shares:
Nonvested at January 1, 2006	1,842,133	$38,666,372	$20.99
Granted	437,597	$2,916,723	$6.67
Vested	(594,547)	$(12,479,542)	$20.99
Forfeited/Expired	(84,448)	$(1,772,564)	$20.99

Nonvested at December 31, 2006	1,600,735	$27,330,990	$17.07

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of the status of the Company’s nonvested stock options as of January 1, 2006 and changes during the fiscal year ending December 31, 2006 is presented below:

	Shares	Aggregate Grant Date Fair Value	Weighted average grant date fair value
Nonvested stock options:
Nonvested at January 1, 2006	44,485	$431,109	$9.69
Granted	1,206,028	$5,169,535	$4.29
Vested	(265,493)	$(661,712)	$2.49
Forfeited	(14,922)	$(136,568)	$9.15

Nonvested at December 31, 2006	970,098	$4,802,364	$4.95

As of December 31, 2006, there was $10.5 million of total unrecognized compensation related to restricted stock awards, units and options granted under the plan. That cost is expected to be recognized over a weighted-average period of 2.0 years.

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

2006
Expected volatility	96%
Weighted-average volatility	96%
Expected dividends	0%
Risk-free rate	5.1%
Expected term	3.2 years

Using the assumptions mentioned in the table above, the Company earlier re-valued the warrant at $1.9 million, which would have been expensed over the term that the performance is expected to be provided, which the Company estimated to be 2.5 years starting January 1, 2006. During the fiscal year ending December 31, 2006, the Company determined that due to technological differences in developing customized chip-set and terrestrial repeater networks, the likelihood of warrants vesting to XM is not probable. As a result, the Company reversed $0.6 million of Research and Development expense recorded earlier in fiscal year 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Research and Development Costs

Research and development costs are charged to expense as incurred.

Advertising

Advertising costs are charged to expense as incurred, and are included in selling and marketing expenses. The Company incurred advertising expense of $17.6 million, $12.6 million and $1.6 million for the years ending December 31, 2006, 2005 and 2004, respectively. These expenses include promotions, advertising, event marketing, creative services, commissions and certain other marketing expenses.

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

For the years ended December 31, 2006, 2005 and 2004, options, warrants and other convertible securities to purchase 32.6 million, 32.7 million and 29.6 million shares of common stock, respectively, were outstanding, but not included in the computation of diluted earnings per share, because the effect would have been anti-dilutive.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

each period for which an income statement is presented. The Company will adopt this Interpretation effective January 1, 2007. Based on the Company’s current evaluation of this Issue, the Company does not expect the adoption of EITF No. 06-3 to have a significant impact on its consolidated results of operations or financial position.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Statement shall be effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2006. The Company will adopt this Interpretation effective January 1, 2007. The Company has not determined the effect, if any, the adoption of FIN 48 will have on the Company’s financial position or results of operations.

In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 expresses the SEC staff’s views regarding the process of quantifying financial statement misstatements. These interpretations were issued to address diversity in practice and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 expresses the SEC staff’s view that a registrant’s materiality evaluation of an identified unadjusted error should quantify the effects of the error on each financial statement and related financial statement disclosures and that prior year misstatements should be considered in quantifying misstatements in current year financial statements. SAB 108 also states that correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction may be made the next time the registrant files the prior year financial statements. Registrants electing not to restate prior periods should reflect the effects of initially applying the guidance in SAB 108 in their annual financial statements covering the first fiscal year ending after November 15, 2006. The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year and the offsetting adjustment should be made to the opening balance of retained earnings for that year. Registrants should disclose the nature and amount of each individual error being corrected in the cumulative adjustment. The disclosure should also include when and how each error arose and the fact that the errors had previously been considered immaterial. The SEC staff encourages early application of the guidance in SAB 108 for interim periods of the first fiscal year ending after November 15, 2006. There was no material impact on the Company’s financial statements due to the adoption of SAB 108.

In September 2006, The Financial Accounting and Standards Board has issued FAS 157, Fair Value Measurements (“SFAS 157”), which provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for more information about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value and the effect that fair-value measurements have on earnings. SFAS 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, of SFAS 157 on its results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings. This statement 1) applies to all entities, 2) specifies certain election dates, 3) can be applied on an instrument-by-instrument basis with some exceptions, 4) is irrevocable and 5) applies only to entire instruments. With respect to SFAS 115, available-for-sale and held-to-maturity securities at the effective date are eligible for the fair value option at that date. If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities. The Company is currently evaluating the impact of SFAS 159 on its results of operations and financial position.

Concentration of Credit Risk

In the years ended December 31, 2006, 2005 and 2004, the Company had revenue from the contractors and sub-contractors of various U.S. Government agencies and divisions of approximately $1.1 million, $1.8 million and $1.7 million, representing, 7.2 percent, 15.4 percent and 19.8 percent of total revenue, respectively.

Long-Term Supplier Agreements

The Company entered into various supply agreements with vendors of satellite radio equipment. These agreements provide for continuous supply of customized satellite radio receivers and equipment to the Company. The Company believes that if, for any unforeseen circumstances, any single supplier halts production of customized satellite radio equipment, a backup arrangement would fulfill the equipment supply needs.

NOTE C—DEBT

Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31,
	2006	2005
Convertible promissory notes	$155,000	$155,000
Discount on convertible promissory notes	(32)	—
Notes payable	400	—

	$155,368	$155,000

Convertible Promissory Notes

On December 31, 2004, the Restructuring Agreements were released from escrow and became effective pursuant to the Company raising $142 million ($155 million, less $13 million in issuance costs) by issuing $155 million of 5 percent convertible promissory notes to several investors.

The convertible promissory notes mature on December 31, 2014, and are convertible into reserved Class A shares of the Company’s common stock at the lesser of $13.52 per share or 90 percent of the price of an initial public offering (IPO) common share, subject to certain adjustments as defined in the promissory note agreements. Interest payments are due quarterly beginning on March 31, 2005 or may be added to the principal balance outstanding, at the option of the Company. For the year ended December 31, 2006, a total interest of $9.3 million in interest expense was recorded of which $1.9 million was accrued related to this convertible debt. After three years following the effective date of the issuance of the convertible promissory notes, the investors may require the Company to redeem the unpaid principal and accrued interest.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company evaluates the provisions of the Notes periodically to determine whether any provisions would be considered embedded derivatives that would require bifurcation under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). Since the shares of common stock underlying the Notes have been registered during the period ending December 31, 2006 they are readily convertible to cash or shares of our Class A Common Stock. The registration with the SEC of the shares of common stock underlying the convertible notes payable satisfied the provisions for net settlement under SFAS No. 133. The Company therefore has determined that our Notes contain an embedded conversion feature which required bifurcation from the notes. The Company has bifurcated the fair value of the embedded derivative from the Notes Payable and included under “Other Liabilities” with an offset recorded as a discount to the notes payable which would be amortized as interest expense over the remaining life of the embedded derivative feature using a straight line method. The fair value of the embedded derivative was valued on December 31, 2006 at $54,000 and would be revalued each reporting period with the change in the fair value recorded as other income or expense in the statement of operations. The Company recorded $23,000 in interest expense related to the discount on notes payable for the fiscal year ended December 31, 2006.

Notes Payable

In June 2006, we received $200,000 from the Montgomery County of the State of Maryland under the Economic Development Fund as a contingent loan. This loan could be converted into a grant if the Company maintains a specified number of employees on a particular maturity date and is in compliance with certain other terms of the agreement. The loan has a 5% annual interest rate. At December 31, 2006, under the terms of the loan, the company was contingently obligated to repay the loan principal together with accrued interest.

In August 2006, we received $200,000 from the Department of Business and Economic Development of the State of Maryland as a contingent loan. This loan could be converted into a grant if the Company maintains a specified number of employees on a particular maturity date and is in compliance with certain other terms of the agreement. The loan has a 3% annual interest rate. At December 31, 2006, under the terms of the loan, the company was contingently obligated to repay the loan principal together with accrued interest.

In April 2007, the Company entered into an restructuring agreement with the holders of 5% $155 million Convertible Notes. The agreement calls for certain cash payments, senior secured notes, amended convertible notes and warrants at different maturity dates. (Refer to Note N—Subsequent Events, Convertible Notes Restructuring).

Contingent Royalty Obligation

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

Under the Restructuring Agreements, the ongoing obligations of the Company to the lender were set forth in a separate Royalty Arrangement (Royalty Agreement), under which the Company is required to pay the lender 10 percent of earnings before interest, taxes, depreciation, and amortization, if any, for each year through 2015 in exchange for the lender releasing all claims. The Company is subject to certain covenants regarding the disposition of assets, liquidation of the Company, reporting, and distributions or payments to certain of the current shareholders. The Royalty Agreement also requires the Company to have a segregated reserve, to be funded each quarter in any year in which payment under the Royalty Agreement is projected, at the rate of 25 percent of the estimated annual payment. In addition, 80 percent of the annual payment is required to be made within 60 days after year-end, and the remaining portion within 180 days following year-end. Even though

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

management is satisfied that the debt may not be reinstated, in accordance with SFAS No. 15, Accounting by Debtors and Creditors for Trouble Debt Restructuring, the debt restructuring is not considered an extinguishment of debt because the future payments under the agreement are indeterminate. Accordingly, the carrying value of the debt and accrued interest of $1,814 million has been reclassified as a contingent royalty obligation on the accompanying balance sheet at December 31, 2006 and 2005. The obligation will be reduced by the future payments made under the Royalty Agreement and will remain on the Company’s balance sheet until 2015; the last year payment under the Royalty Agreement is required.

Conversion of Debt to Equity

As of December 31, 2003, the Company had issued convertible promissory notes to Yenura, a related entity controlled by the Chief Executive Officer of the Company, in exchange for $94 million in working capital advances dating back to 2002. During 2004, Yenura made additional advances of $25 million and received additional convertible promissory notes.

In connection with the convertible debt financing and restructuring, the Company converted $256 million in debt, consisting of $119 million of convertible promissory notes issued to Yenura, $7 million of short-term notes and $66 million of convertible promissory notes acquired by Yenura, and accrued interest of $64 million, to 17,426,443 shares of the Company’s Class B Common Stock. The Company determined the number of shares to issue based on the conversion price stated in the promissory notes or based upon a negotiated conversion rate. These shares of Class B Common stock were subsequently converted into shares of Class A Common stock on August 24, 2006. (Refer to “Note D—Common Stock”).

Line-of-Credit

On October 3, 2002, WorldSpace India Private Limited, a wholly owned subsidiary of the Company, entered into a $1,000,000 line-of-credit to purchase inventory was expired on February 23, 2006 and was closed. The outstanding balance as of December 31, 2006 and 2005 was $0.

In July 2006, Afrispace (Kenya) Ltd., a wholly owned subsidiary of the Company, established a KES (Kenyan Shillings) 26 million (approximately US$ 355,000) line-of-credit to purchase inventory with a bank in Kenya. This line-of-credit is collateralized by funds of a corresponding amount deposited in a call deposit account with the same bank. This line-of-credit was closed in December, 2006. The outstanding balance on this account was $0 as of December 31, 2006 and 2005.

NOTE D—COMMON STOCK

During December 2004, upon incorporation in Delaware the Company’s Board of Directors authorized the issuance of Class A and Class B Common Stock. The Company converted 2,987,506 shares of common stock held, directly or indirectly, by the Company’s CEO to Class B Common Stock and the remaining 2,797,368 shares of outstanding common stock converted to Class A Common Stock.

On December 31, 2005, Yenura, which is controlled by Mr. Samara, was issued 17,426,443 shares of Class B Common Stock in exchange for the assumption and cancellation of debt as described in Note C—Debt.

On August 24, 2006, the Company received notice from The Nasdaq Stock Market (“NASDAQ”) that for the last ten consecutive trading days, the market value of the Company’s Class A Common Stock had been below the minimum $50,000,000 requirement for continued inclusion on The Nasdaq Global Market under Marketplace Rule 4450(b)(1)(A). In response to this notification, the Company and Yenura Pte. Ltd. (“Yenura”), the Company’s largest stockholder, agreed that Yenura would exchange its equity holdings in the Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consisting of all of the outstanding shares of the Company’s Class B Common Stock, par value, $.01 per share, for shares of Class A Common Stock. The exchange was on a share-for-share basis. This transaction resulted in the issuance of an additional 17,426,443 shares of Class A Common Stock which are listed in The Nasdaq Global Market. The Company received a letter from NASDAQ on 08/24/2006 indicating that such required minimum market value has been achieved.

Rights and Privileges of Common Stock

As provided in the Company’s certificate of incorporation, holders of shares of Class A are entitled to vote as one class on all corporate matters with the exception of amendments to the Certificate of Incorporation that relate solely to the terms of one or more series of outstanding preferred stock. As of December 31, 2006, no preferred stock was issued or outstanding.

Class A Common Stock

On June 23, 2005, the Company’s Board of Directors approved a proposed amendment to the Company’s Certificate of Incorporation increasing authorized Class A shares to 200 million on a post-split basis. On July 7, 2005, the proposed amendment received shareholder approval.

Reverse Stock Split

On June 23, 2005, the Company’s Board of Directors also approved a proposed amendment to the Company’s Certificate of Incorporation, effecting a 1.6 to 1.0 reverse stock split in the Company’s outstanding Class A and Class B common stock. On July 7, 2005, the proposed amendment received shareholder approval. As a result of the reverse stock split, all share and per share amounts have been adjusted.

XM Satellite Radio Transaction

On July 18, 2005, the Company issued to XM 1,562,500 shares of Class A common stock for an aggregate purchase price of $25 million. The Company also issued to XM a warrant to purchase an aggregate number of shares of Class A common stock equal to $37.5 million. In connection with the transaction, the Company appointed to its Board of Directors, Gary M. Parsons, the Chairman of XM’s Board of Directors. On October 18, 2006, Gary M. Parsons has resigned as a director of the Company. In resigning, Mr. Parsons stated that, in order to focus more of his attention on his primary responsibilities as Chairman of XM Satellite Radio Holdings Inc. (“XM”), he was reducing his outside areas of responsibility. Pursuant to a Stockholders Agreement dated as of July 18, 2005 between the Company and XM, XM has the right, until the Company’s 2008 Annual Meeting of Stockholders, to designate a director to serve on the Company’s board of directors.

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

The aggregate proceeds of the offering were $249.2 million, of which the aggregate gross proceeds to the Company were approximately $241.5 million. Net proceeds to the Company were approximately $220.8 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company incurred expenses in connection with the offering of $20.7 million which included direct payments of: (i) $3.6 million in legal, accounting and printing fees; (ii) $16.9 million in underwriters’ discounts, fees and commissions payable by the Company and (iii) $0.2 million in miscellaneous expenses. None of the offering expenses were paid to directors, officers, ten percent stockholders or affiliates of the Company.

As of December 31, 2006, the Company held approximately $165 million of the net proceeds from the offering, all of which were invested in short-term marketable securities, money market funds and the Company’s operating bank accounts.

NOTE E—RELATED-PARTY TRANSACTIONS

The Company had a short-term note payable of $125,000 and a note receivable of $1.6 million with the Chairman and Chief Executive Officer (CEO) as of December 31, 2003. In December 2004, the Chairman and CEO repaid in its entirety such $1.6 million indebtedness to the Company and, in January 2005, the Company repaid in its entirety such $125,000 note payable to the Chairman and CEO. During the year ended December 31, 2005, the CEO was paid $717,000 for salary that was deferred during 2004 and 2003 due to financial constraints.

The Company entered into a global satellite radio cooperation agreement with XM Satellite Radio (“XM”) pursuant to which both parties agreed to cooperate with one another on receiver technology, terrestrial repeater technology, OEM and third party distribution relationships, content opportunities and new applications and technologies. The Company also issued 1,562,500 shares of Class A Common Stock for an aggregate amount of $25 million. In addition, pursuant to a stockholders agreement among Noah Samara, our Chairman, certain entities controlled by Mr. Samara, XM and ourselves, Gary Parsons, the Chairman of the board of directors of XM, was elected to our board of directors and served as a director through October 18, 2006. In connection with this transaction, we also granted to XM a performance-based warrant to purchase 1,785,714 shares of Class A Common Stock. Half of the warrant shares will vest upon our obtaining an operational chipset developed with substantial support from XM under the cooperation agreement. The other half of the warrant shares will vest upon our designing for deployment a terrestrial repeater network utilizing and relying to a substantial extent on XM software, XM know-how in utilizing the software of others or XM support personnel under the cooperation agreement. The warrant will expire on August 8, 2008. During the fiscal year ending December 31, 2006, the Company determined that due to technological differences in developing customized chip-set and terrestrial repeater networks, the likelihood of warrants vesting to XM is not probable and as a result, reversed $0.6 million in R&D expense.

The Company entered into a technology licensing agreement to use certain technology comprised of patents, patent applications, software, databases, know-how and the intellectual property rights. The agreement provides for certain royalty payments after XM achieves certain revenue and subscriber targets. The agreement calls for $800,000 payment upon signing the agreement and 25 quarterly payments of $200,000. The Company recorded revenues related to agreement to an extent of $1.0 million for the year ending December 31, 2006 and $637,000 each for the years ending December 31, 2005 and 2004. The Company was owed $57,000 and $299,000 by XM as of December 31, 2006 and 2005 respectively. The Company also recorded interest income of approximately $394,000, $394,000 and $396,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE F—COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space under various non-cancelable operating leases that expire through 2016. The minimum annual rental commitments under non-cancelable leases as of December 31, 2006 (in thousands), are as follows:

2007	$3,680
2008	3,249
2009	2,794
2010	2,814
2011	2,750
Thereafter	12,320

Total lease commitments	27,607
Less: Sublease rental income	(2,379)

$25,228

Rent expense was approximately $4.7 million, $6.3 million and $7.9 million for the years ended December 31, 2006, 2005 and 2004, respectively. As security for two of its lease commitments, the Company issued letters-of-credit in the amount of $4.3 million to the lessors. This cash is held in interest-bearing accounts and has been included in restricted cash and investments in the accompanying consolidated balance sheets.

On November 11, 2004, the Company entered into an amendment to the Washington D.C. Headquarters office lease under which the Company may elect, at its option, to vacate the premises during the first six months of 2005. The Company agreed to forfeit $1.9 million of its security deposit in connection with the lease amendment. This is recorded as general and administrative expense in 2004.

On May 9, 2005, the Company entered into an amendment to the Washington D.C. Headquarters office lease under which the company has extended its lease arrangement through September 30, 2005 with the right to extend it through October 31, 2005.

On May 18, 2005, the Company entered into a lease Agreement (Agreement) to relocate its Washington D.C. Headquarters to Silver Spring, Maryland. The lease term is for eleven years commencing on September 1, 2005. On October 21, 2005, the Company’s Silver Spring Headquarters office lease was amended whereby the Company leased an additional 20,130 sq. ft. on the 6th and 7th floors. The Agreements called for a security deposit in the amount of $3,500,000, which is recorded in the accompanying statement of position under “Restricted Cash and Investments”.

On July 18, 2006, the Company entered into an agreement with Acorn Media Group, Inc. (“Acorn”), pursuant to which 8,402 sq. foot of excess office space in our Headquarters in Silver Spring, Maryland was subleased. The total minimum lease payments receivable under this agreement is $1.6 million over a period of 60 months. These total minimum lease payments receivable from Acorn are included as “Sublease rental income” in the table presented above.

On December 21, 2006, the Company entered into an agreement with Prologis, pursuant to which 4,507 sq. foot of excess office space in our Headquarters in Silver Spring, Maryland was subleased. The total minimum lease payments receivable under this agreement is $0.8 million over a period of 60 months, starting January 1, 2007. These total minimum lease payments receivable from Prologis are included as “Sublease rental income” in the table presented above.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company entered into an agreement with the Internal Revenue Service in March 2007 to pay the outstanding income taxes payable of approximately $16.0 million on an installment basis. The terms of the agreement require monthly payments of $340,000 beginning April 28, 2007 through August 28, 2007. The remaining outstanding balance of approximately $13.3 million plus any accrued interest would have to be paid by September 30, 2007.

Contribution of Satellite Capacity

The Company has entered into a gifting agreement with First Voice International; a nonprofit Washington, D.C. corporation recognized under the U.S. tax laws as a charitable corporation (First Voice). Under this agreement, the Company gifted to First Voice five percent of the capacity for the AfriStar and AsiaStar satellites for social welfare and human development use. The gifting was for the remaining life of the satellites, subject to five-year reviews by WorldSpace to ensure First Voice’s performance in making social welfare contributions in the coverage area of the satellites. Additionally, the Company agreed to provide uplink service to the satellites on a gifted basis for at least the first two years of the gifting agreement’s term. The Company values the services provided during 2006, 2005 and 2004 at approximately $3.9 million, $2.7 million, $2.5 million, respectively, which is not recorded in the Company’s financial statements. The Company’s Chairman and CEO is also the Chairman of First Voice.

Design and Production Agreement

The Company is committed to purchasing 722,445 satellite radio receiver chipsets for approximately $18.2 million as of December 31, 2006. The chipsets have not been purchased as of December 31, 2006. The Company has recorded a liability equal to the excess of the aggregate purchase price over the expected sales price, of $18.2 million and $12.0 million at December 31, 2006, and 2005, respectively, as accrued purchase commitment on the accompanying consolidated balance sheets. This increase in liability of approximately $5.0 million resulted from an additional accrual to reflect the maximum purchase commitment. This resulted in an expense of an equal amount which is included in “Other Expense” in our Consolidated Statements of Operations.

New Systems Implementation

The Company entered into an agreement with a systems integrator to implement a global enterprise resource planning (ERP) application to effectively manage the financial, accounting, materials management and human resources processes as well as a global customer care and billing application to manage sales, customer care, billing and marketing processes. The Company formally completed the implementation during the three months ended September 30, 2006. The total cost of implementing the financial, accounting, inventory, global customer care and billing systems was $3.3 million. The Company also signed an agreement with the vendors of the ERP system which provides for maintenance, upgrades and technical support for 4 years at a total cost of $7.1 million to be paid in equal annual installments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE G—SATELLITES AND GROUND STATION CONSTRUCTION AGREEMENTS

Contractual Agreements

On January 21, 1995, the Company entered into an in-orbit delivery contract (the IOD Contract) with Alcatel Espace (Alcatel), under which Alcatel was to deliver three in-orbit satellites, one ground spare satellite, ground stations, mission control stations, and related documentation and training. Alcatel was also obligated to provide launch services and launch insurance for the three in-orbit satellites. The risk of loss of each satellite transfers to the Company after the successful first eclipse following launch. For launched satellites, title to each satellite passes to the Company after the satellite has been placed in orbit and the Company has completed an in-orbit acceptance review. In July 1999, the Company decided to delay the construction of the ground spare satellite. As a result, the Company has incurred, and will continue to incur, costs related to storage and resuming construction (if that decision is made). In January 2001, the Company decided to accept the third satellite constructed by Alcatel under the IOD Contract on the ground rather than in orbit. The third satellite is also now in storage and title passed to the Company during the first quarter of 2005. During the year ended December 31, 2006, 2005 and 2004, $0.9 million, $1.1 million and $1.3 million, respectively, was charged to expenses relating to storage for these two satellites.

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

NOTE H—EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution plan (Plan) that covers all eligible employees provided that certain service requirements are met. Participants may elect to contribute a specified portion of their salary to the Plan on a tax-deferred basis. The Company makes discretionary matching contributions to the Plan up to 3% of the employee’s annual salary. For the years ended December 31, 2006, 2005 and 2004, the Company contributed to the Plan $271,000, $103,000 and $0, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The significant components of the Company’s income tax provision (benefit) are as follows (in thousands):

	December 31,
	2006	2005	2004
Current Provision
Federal	$(1,960)	$—	$20,000
State	83	47	—
Foreign	2,393	—	—

Total	$516	$47	$20,000

Deferred Provision
Federal	$(48,185)	$(37,411)	$208,542
State	(10,362)	(27,265)	38,730
Foreign	1,584	(5,031)	—

Total	$(56,963)	$(69,707)	$247,272

Total	$(56,447)	$(69,660)	$267,272

The reconciliation between the Company’s statutory tax rate and the effective tax rates is as follows:

	December 31,
	2006	2005	2004
U.S. federal statutory rate	(35.00)%	(35.00)%	(35.00)%
State income taxes, net of federal benefit	(4.25)	(4.08)	31.31
Withholding taxes	(1.06)	0.00	6.45
Change in tax rates	—	(7.78)	—
Stock compensation	5.81	0.11	—
Sec. 162(m) limitation	0.99	—	—
Foreign rate differential	0.14	0.18	—
Change in valuation allowance	0.56	(15.70)	(120.21)
Cancellation of debt	—	—	194.27
Adjustment of foreign NOL’s	2.63	15.16	9.17
Non-deductible interest	0.73	0.50	0.17
Other	(1.06)	0.02	0.02

Effective tax rate	(30.51)%	(46.59)%	86.18%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2006 and 2005, the significant components of deferred taxes are as follows (in thousands):

	December 31,
	2006	2005
Deferred Tax Assets (in thousands):
Unrealized inventory loss	$2,028	$28
Stock option compensation	55,271	62,862
Other	538	620
Net operating losses	81,271	40,252

	139,108	103,762
Less: valuation allowance	(10,690)	(9,665)

Total deferred tax assets	128,418	94,097

Deferred Tax Liabilities:
Depreciation	(133,431)	(154,757)
Accounts receivables	(2,461)	(2,388)
Intercompany receivables	(113,048)	(113,048)
Other	—	(1,468)

Total deferred tax liabilities	(248,940)	(271,661)

Net deferred tax liabilities	$(120,522)	$(177,564)

During the twelve month period ended December 31, 2006, the Company recorded an income tax benefit of $56.4 million. As of December 31, 2006, the Company had foreign net operating losses of approximately $44.9 million, some of which expire at various dates and some are indefinite. The Company has US net operating losses amounting to approximately $170.4 million. Management established a partial valuation allowance against the benefit of the foreign losses as a result of uncertainty surrounding their ultimate utilization. In fiscal year 2005, management determined certain foreign net operating losses will be realized and has released a portion of the valuation allowance related to net operating losses in Australia and South Africa to an extent of $5.0 million. The Company determined that these losses will be used to offset taxable income in these subsidiaries. During 2006, the Company re-evaluated the South Africa net operating losses and re-established a valuation allowance of approximately $2.1 million.

The Company intends to indefinitely reinvest the undistributed 2006 earnings of certain foreign subsidiaries. Accordingly, the annualized effective tax rate applied to the Company’s pre-tax income for the year ended December 31, 2006 did not include any provision for U.S. federal and state taxes on the projected amount of these undistributed 2006 foreign earnings.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

WSI Option activity is as follows:

	WSI Shares Subject to Options	Weighted- Average Exercise Price
Balance, December 31, 2003:	3,668,651	$3.32
Forfeited	(162,500)	(5.96)
Converted WIN Options	14,193,141	6.95

Balance, December 31, 2004	17,699,292	6.26
Exercised	(184,625)	6.23
Granted	44,485	15.21
Expired	—	—

Balance, December 31, 2005	17,559,152	6.28
Exercised	(919,517)	3.95
Granted	1,206,028	6.28
Expired	(601,832)	5.55

Balance, December 31, 2006	17,243,831	$5.86

Exercisable	16,273,733	$6.44

Exercise prices for WSI Options outstanding as of December 31, 2006, are as follows:

Outstanding				Exercisable
Range of Exercise Prices	Number Outstanding as of December 31, 2006	Weighted- Average Contractual Life Remaining	Weighted- Average Exercise Price	Number Exercisable as of December 31, 2006	Weighted- Average Exercise Price
$ 1.18 - 2.66	2,723,558	5.35	$ 2.57	2,723,558	$ 2.57
3.56	1,019,212	0.55	3.56	1,019,212	3.56
4.75 - 8.00	8,601,617	3.84	6.67	7,732,279	6.61
8.53 - 10.67	4,594,346	3.51	8.72	4,594,346	8.72
12.70 - 21.00	305,098	5.71	14.71	204,338	15.00

	17,243,831			16,273,733

NOTE K—NON-CASH INVESTING AND FINANCING ACTIVITIES

In 2004, the Company recorded $2.5 million in deferred financing costs in connection with the fair value of warrants issued to a consultant, as described in Note K—Stock Options and Warrants, and converted $256 million of debt to Class B common shares, as described in Note C—Debt. During the three months ended March 31, 2005, the Company wrote down Satellites and related systems under construction totaling $5.8 million in connection with Alcatel agreement as described in Note G—Satellites and Ground Station Construction Agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of the Company’s completion of its initial public offering, the Company settled a part of an obligation to Alcatel by issuing 333,333 shares of Class A Common Stock for $7.0 million on August 3, 2005.

NOTE L—GEOGRAPHIC AREAS

	Geographical Area Data
	2006	2005	2004
	(in thousands)
Revenues from Customers
United States	$4,409	$4,038	$4,216	[1]
France	1,711	1,880	2,323
Kenya	1,229	813	986
South Africa	768	1,029	—
Singapore	57	56	85
India	7,100	3,418	763
Other foreign countries	337	426	208

	$15,611	$11,660	$8,581

Customers from which 10 percent or more of revenue is derived:

[1]	Includes $1.7 million from USAID

Long-lived Assets

	2006	2005
United States	$359,181	$410,866
Foreign countries	3,610	3,408

Excludes deferred financing costs, investments in restricted assets and investments in affiliates and other assets.

NOTE M—QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total for Year
	(in thousands, except share data)
2006
Revenue	$3,480	$3,759	$3,343	$5,029	$15,611
Operating expense	49,058	46,855	44,759	57,229	197,901
Net loss	(29,194)	(36,661)	(28,932)	(33,816)	(128,603)
Net loss per share—basic and diluted	(0.79)	(0.98)	(0.77)	(0.89)	(3.44)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total for Year
	(in thousands, except share data)
2005
Revenue	$2,555	$2,328	$2,353	$4,424	$11,660
Operating expense	29,878	29,935	47,587	67,225	174,625
Net loss	(9,248)	(22,020)	(15,418)	(33,177)	(79,863)
Net loss per share—basic and diluted	(0.40)	(0.95)	(0.48)	(0.90)	(2.77)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE N—SUBSEQUENT EVENTS

Convertible Note Restructuring

On April 12, 2007, the Company agreed with the holders of our $155 million convertible notes on the terms of a partial redemption and exchange of the currently outstanding convertible notes (Restructuring). The Company and the note holders have agreed to use their reasonable best efforts to finalize the documentation required for the Restructuring and to close the Restructuring not later than April 27, 2007. The Restructuring has two elements: cash redemption of part of the principal amount of the convertible notes; and issuance of new notes (senior secured and convertible) and warrants in exchange for the unredeemed portion of the convertible notes. For the redemption, the Company agreed to pay down $50 million principal amount of the existing notes for cash. We also agreed to exchange the remaining $105 million principal amount of the existing notes for: (i) senior secured notes in the aggregate principal amount of $45 million; (ii) amended and restated secured convertible notes in the principal amount of $60 million; and (iii) the issuance of warrants to purchase 2.65 million shares of our Class A common stock. Both notes have a maturity of 3 years. The senior secured notes accrue interest at the rate of London Inter Bank Offering Rate (“LIBOR”) plus 650 basis points per year and have a mandatory principal repayment of $27.5 million on the first anniversary of the closing date of the transaction. The senior secured notes also require mandatory principal repayment out of the net proceeds of any debt or equity financing, certain excess cash flow, or sale of assets or casualty loss, subject to customary exceptions. The amended and restated convertible notes have an interest rate of 8 percent per annum and are convertible, at the option of the note-holders, at a price of $4.25 per share. The senior secured notes will be secured by a first priority lien on our assets and the amended and restated convertible notes will be secured by a second priority lien on our assets. The warrants to acquire shares of our Class A common stock have an exercise price of $4.25 per share and a term of 5 years.

The Company agreed to pay all accrued and unpaid interest on the existing notes in cash and also agreed to pay, or reimburse the convertible notes holders on demand for, all reasonable out-of-pocket costs and expenses incurred during this restructuring process.

Securities Litigation

In March and April 2007, securities class action litigation suits were filed in the United States District Court for the Southern District of New York, on behalf of persons who purchased or otherwise acquired the Company’s publicly traded securities. The lawsuits were filed against the Company, Noah A. Samara, President and Chief Executive Officer, Sridhar Ganesan, Chief Financial Officer, Cowen & Co. LLC, and UBS Securities LLC (“Defendants”). The complaints (all similar) allege violations of Sections 11, 12(a)2, and 15 of the Securities Act of 1933. The suits claim that certain customers were incorrectly counted as subscribers after they had ceased to be paying subscribers. The Company is planning to vigorously defend against these claims.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Schedule II—Valuation and Qualifying Accounts

WorldSpace, Inc., and Subsidiaries

December 31, 2006, 2005 and 2004

Col. A	Col. B	Col. C Additions		Col. D	Col. E
Description	Balance at beginning of the period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at the end of the period
	(in thousands)
Year Ended December 31, 2004
Allowance for doubtful receivables	$1,617	808	105	—	2,530
Valuation allowance on inventory	—	322	—	(322)[1]	—
Valuation allowances on deferred tax assets	405,976	—	—	(372,849)	33,127

Year Ended December 31, 2005
Allowance for doubtful receivables	$2,530	721	—	(1,776)	1,475
Valuation allowance on inventory	—	983	—	—	983
Valuation allowances on deferred tax assets	33,127	—	—	(23,462)	9,665

Year Ended December 31, 2006
Allowance for doubtful receivables	$1,475	(173)	—	—	1,302
Valuation allowance on inventory	983	2,535	—	—	3,518
Valuation allowances on deferred tax assets	9,665	1,025	—		10,690

[1]	Write-off of Inventory

Exhibit Index

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated December 28, 2004, between WorldSpace, Inc., a Maryland corporation, and the Company (filed as Exhibit 2.1 to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

3.1(a)	Certificate of Incorporation of the Company (filed as Exhibit 3.1(a) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

3.1(b)	Certificate of Amendment to the Certificate of Incorporation of the Company (filed as Exhibit 3.1(b) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

3.1(c)	Certificate of Amendment to the Certificate of Incorporation of the Company (filed as Exhibit 3.1(c) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

3.2	By-Laws of the Company (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

4.1	Securities Purchase Agreement dated December 30, 2004 among the Company, WorldSpace, Inc., a Maryland corporation, Highbridge International LLC, Amphora Limited, OZ Master Fund, Ltd., AG Offshore Convertibles, Ltd., AG Domestic Convertibles, L.P., Citadel Equity Fund Ltd., and Citadel Credit Trading Ltd (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

4.2	Registration Rights Agreement dated December 30, 2004 among the Company, Highbridge International LLC, Amphora Limited, OZ Master Fund, Ltd., AG Offshore Convertibles, Ltd., AG Domestic Convertibles, L.P., Citadel Equity Fund Ltd., and Citadel Credit Trading Ltd. (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

4.3	Form of Notes issued under the Securities Purchase Agreement (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

4.4	Agreement dated April 13, 2007 among the Company, Highbridge International LLC, OZ Master Fund, Ltd., AG Offshore Convertibles, Ltd., Citadel Equity Fund Ltd. (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on April 16, 2007, SEC File No. 000-51466, and incorporated by reference)

4.5	Registration Rights Agreement dated July 18, 2005 between the Company and XM Satellite Radio Holdings Inc. (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

4.6	Registration Rights Agreement, dated September 12, 2005, between the Company and Alcatel Alenia Space France SAS (filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on September 30, 2005, SEC File No. 000-51466, and incorporated by reference)

10.1	Exchange Agreement dated December 29, 2004 among the Company, WorldSpace, Inc., a Maryland corporation, WorldSpace International Network Inc. and Yenura Pte. Ltd. (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.2	Conversion Agreement dated as of August 29, 2006 between WorldSpace, Inc. and Yenura Pte. Ltd. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2006, SEC File No. 333-51466, and incorporated by reference)

10.3	Loan Restructuring Agreement dated September 30, 2003 among Stonehouse Capital Ltd., WorldSpace, Inc., a Maryland corporation, WorldSpace International Network Inc. and WorldSpace Satellite Company Ltd., as amended by the First Amendment to the Loan Restructuring Agreement and Royalty Agreement dated September 28, 2004 among the same parties and the Second Amendment to the Loan Restructuring Agreement and Royalty Agreement dated December 30, 2004 among the same parties as well as the Company (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)**

Exhibit No.	Description

10.4(a)	Royalty Agreement dated as of September 30, 2003 among Stonehouse Capital Ltd., WorldSpace, Inc., a Maryland corporation, WorldSpace International Network Inc. and WorldSpace Satellite Company Ltd., as amended by the First Amendment to the Loan Restructuring Agreement and Royalty Agreement dated September 28, 2004 among the same parties, the Second Amendment to the Loan Restructuring Agreement and Royalty Agreement dated as of December 30, 2004 among the same parties as well as the Company and the Third Amendment to Royalty Agreement dated as of June 29, 2005 among Stonehouse Capital, Ltd., the Company and WorldSpace Satellite Company, Ltd. (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference) **

10.4(b)	Fourth Amendment, dated as of February 28, 2006, to the Royalty Agreement dated as of September 30, 2003 among Stonehouse Capital Ltd., WorldSpace, Inc., a Maryland corporation, WorldSpace International Network Inc. and WorldSpace Satellite Company Ltd. (filed as Exhibit 10.3(b) to the Company’s Annual Report on Form 10-K filed on March 31, 2006, SEC File No. 000-51466, and incorporated by reference)

10.5(a)	Warrant Agreement, dated as of July 11, 1994 and extended May 28, 1999, between Mr. Benno A. Ammann and the Company (filed as Exhibit 10.4(a) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.5(b)	Warrant Agreement, dated as of July 11, 1994 and extended May 28, 1999, between Mr. Ronald V. Mangravite and the Company (filed as Exhibit 10.4(b) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.5(c)	Warrant Agreement, dated as of July 11, 1994 and extended May 28, 1999, between Mr. Wondwossen Mesfin and the Company (filed as Exhibit 10.4(c) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.5(d)	Non-Qualified Shares Option Agreement, dated as of February 12, 1996, between Mr. Scott A. Katzmann and the Company (filed as Exhibit 10.4(d) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.5(e)	Non-Qualified Shares Option Agreement, dated as of February 12, 1996, between Ms. Donna Lozito and the Company (filed as Exhibit 10.4(e) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.5(f)	Non-Qualified Shares Option Agreement, dated as of February 12, 1996, between Lindsay A. Rosenwald, M.D. and the Company (filed as Exhibit 10.4(f) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.5(g)	Warrant Agreement, dated as of May 15, 2003, between Consultant and the Company (filed as Exhibit 10.4(g) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.5(h)	WorldSpace, Inc. Common Stock Purchase Warrant dated as of July 18, 2005 issued to XM Satellite Radio Holdings Inc. Company (filed as Exhibit 10.4(h) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.6	Memorandum of Agreement on Settlement dated as of February 25, 2005 among WorldSpace, Inc., WorldSpace Satellite Company Ltd. and Alcatel Space*

10.7	Strategic Cooperation Agreement Between Analog Devices, Inc. and WorldSpace, Inc. for the Development and Marketing of WorldSpace-Ready Analog DSP Platforms dated November 5, 2003 (filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

Exhibit No.	Description

10.8(a)	Standard Production, Marketing and License Agreement for China WorldSpace PC Card and China WorldSpace Receiver dated August 18, 2001 between WorldSpace International Network Inc. and Xi’an Tongshi Technology Limited Cooperation (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.8(b)	Agreement dated July 20, 2005 between Xi’an Tongshi Technology Limited and WorldSpace, Inc. (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.8(c)	Cooperation Agreement dated April 4, 2006 between WorldSpace Corporation and Xi’an Tongshi Technology Limited (filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on April 10, 2006, SEC File No. 000-51466, and incorporated by reference)

10.8(d)	Agreement, dated December 21, 2005, between the registrant and Xi’an Tongshi Technology Limited (filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on December 23, 2005, SEC File No. 000-51466, and incorporated by reference)

10.9	Supply Agreement and Standard WorldSpace Receiver Development, Production, Marketing and License Agreement, both dated December 1, 2000 between BPL Limited and WorldSpace International Network Inc. (filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.10(a)	Cooperation Agreement on Technical and Commercial Trial Operation of WorldSpace L-Band Satellite Multimedia Services between China Telecommunications Broadcast Satellite Corp and WorldSpace Corporation dated August 8, 2000 (filed as Exhibit 10.9(a) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.10(b)	Memorandum of Understanding Regarding Cooperation Project between China Telecommunications Broadcast Satellite Corp and WorldSpace Corporation dated August 8, 2000 (filed as Exhibit 10.9(b) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.10(c)	Agency Agreement between China Telecommunications Broadcast Satellite Corp and WorldSpace Corporation dated August 8, 2000 (filed as Exhibit 10.9(c) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.10(d)	Supplementary Agreement to Agreements and Other Documents Regarding Cooperation Between China Telecommunications Broadcast Satellite Corporation, Beijing, China and WorldSpace Corporation dated April 3, 2001 (filed as Exhibit 10.9(d) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.10(e)	Agreement between China Satellite Communications Corp. and WorldSpace Corporation dated February 22, 2005 (filed as Exhibit 10.9(e) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.10(f)	Agreement between China Satellite Communications Corp. and WorldSpace, Inc. dated July 18, 2005 (filed as Exhibit 10.9(f) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.10(g)	Cooperation Agreement, dated December 20, 2005, between the Company and China Satellite Communications Corporation (filed as Exhibit 1.1 to Form 8-K of the Company filed December 27, 2005, SEC File No. 000-51466, and incorporated by reference)

10.11(a)	Executive Employment Agreement between WorldSpace, Inc. and Noah A. Samara entered into as of June 1, 2005 (filed as Exhibit 10.10(a) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.11(b)	Executive Employment Agreement between WorldSpace, Inc. and Andenet Ras-Work entered into as of June 1, 2005 (filed as Exhibit 10.10(b) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

Exhibit No.	Description

10.11(c)	Executive Employment Agreement between WorldSpace, Inc. and Sridhar Ganesan entered into as of June 1, 2005 (filed as Exhibit 10.10(c) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.11(d)	Executive Employment Agreement between WorldSpace, Inc. and Donald J. Frickel entered into as of June 1, 2005 (filed as Exhibit 10.10(d) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.11(e)	Executive Employment Agreement between WorldSpace, Inc. and Gregory B. Armstrong effective as of May 12, 2006 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2006, SEC File No. 333-51466, and incorporated by reference)

10.11(f)	Executive Employment Agreement between WorldSpace, Inc. and Alexander P. Brown effective as of May 12, 2006 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2006, SEC File No. 333-51466, and incorporated by reference)

10.12(a)	WorldSpace 2005 Incentive Award Plan (filed as Exhibit 10.11(a) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.12(b)	WorldSpace 2005 Incentive Award Plan Form of Stock Option Agreement (filed as Exhibit 10.11(b) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.12(c)	WorldSpace 2005 Incentive Award Plan Form of Restricted Stock Agreement (filed as Exhibit 10.11(c) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.12(d)	WorldSpace 2005 Incentive Award Plan Form of Stock Appreciation Right Agreement*

10.13	Stockholders Agreement, executed as of July 18, 2005 between WorldSpace, Inc., XM Satellite Radio Holdings Inc., Noah A Samara, TelUS Communication and Yenura Ptd. Ltd (filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.14	Satellite Radio Cooperation Agreement dated as of July 18, 2005 between WorldSpace, Inc., XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. (filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.15	Underwriting Agreement, dated August 3, 2005, among the Company, Noah A. Samara, as selling stockholder, and UBS Securities LLC, as representative of the underwriters named in Schedule A thereto (filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on August 9, 2005, SEC File No. 000-51466, and incorporated by reference)

21.1	List of Subsidiaries of the Company*

23.1	Consent of Grant Thornton LLP*

31.1	Certification of the Chief Executive Officer of WorldSpace, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification of the Chief Financial Officer of WorldSpace, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*

32.1	Certification of the Chief Executive Officer of WorldSpace, Inc. pursuant to Section 906 of Sarbanes-Oxley Act of 2002*

32.2	Certification of the Chief Financial Officer of WorldSpace, Inc. pursuant to Section 906 of Sarbanes-Oxley Act of 2002*

*	Filed herewith
**	Confidential treatment