Form 10-Q
period 2007-03-31
WorldSpace, Inc
filed 2007-05-15
CIK 1315054

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2007

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

(Class)	(Outstanding as of May 14, 2007)
CLASS A COMMON STOCK, $0.01 PAR VALUE	39,865,110

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

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

WORLDSPACE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three-Months ended March 31, 2007 and 2006

	Three Months ended March 31,
	2007	2006
	(in thousands, except share information)
Revenue
Subscription revenue	$1,820	$1,602
Equipment revenue	479	1,076
Other revenue	747	802

Total Revenue	3,046	3,480

Operating Expenses
Cost of Services (excludes depreciation, shown separately below)
Satellite and transmission, programming and other	7,369	7,285
Cost of equipment	1,754	3,156
Research and development	95	654
Selling and marketing	2,495	6,560
General and administrative	14,279	16,657
Depreciation and amortization	14,597	14,746

Total Operating Expenses	40,589	49,058

Loss from Operations	(37,543)	(45,578)

Other Income (Expense)
Interest income	2,293	2,946
Interest expense	(2,287)	(2,299)
Other	(457)	(370)

Total Other Income (Expense)	(451)	277

Loss Before Income Taxes	(37,994)	(45,301)
Income Tax Benefit	2,460	16,107

Net Loss	$(35,534)	$(29,194)

Loss per share—basic and diluted	$(0.91)	$(0.79)

Weighted Average Number of Shares Outstanding	39,012,096	36,928,965

Stock based compensation included in operating expenses:
Satellite, transmission, programming and other	$196	$204
Selling and marketing	157	173
General and administrative	673	2,746

See accompanying notes to unaudited condensed consolidated financial statements.

WORLDSPACE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2007 and December 31, 2006

	March 31, 2007	December 31, 2006
	Unaudited
	(in thousands, except share information)
Assets
Current Assets
Cash and cash equivalents	$29,037	$27,565
Marketable securities	109,973	137,894
Accounts receivable, net	2,944	2,693
Prepaid expenses	4,747	8,693
Inventory, net	4,155	3,936
Other current assets	4,907	2,548

Total Current Assets	155,763	183,329

Restricted Cash and Investments	5,467	5,869
Property and Equipment, net	17,259	17,745
Satellites and Related Systems, net	332,497	345,046
Deferred Financing Costs, net	11,769	12,149
Deferred Tax Assets	3,548	3,599
Other Assets	978	908

Total Assets	$527,281	$568,645

Current Liabilities
Accounts payable	$15,782	$16,270
Accrued expenses	16,985	19,669
Income taxes payable	17,761	17,784
Accrued purchase commitment	18,242	18,242
Accrued interest	1,924	1,962
Deferred tax liability	2,125	2,109

Total Current Liabilities	72,819	76,036

Long-term Debt	155,372	155,368
Deferred Tax Liability	121,780	122,227
Other Liabilities	4,420	4,194
Contingent Royalty Obligation	1,814,175	1,814,175

Total Liabilities	2,168,566	2,172,000

Commitments and Contingencies	—	—
Minority Interest	262	304
Shareholders’ Deficit
Preferred Stock, $.01 par value; 25,000,000 shares authorized; no shares issued and outstanding as of March 31, 2007 and December 31, 2006	—	—
Class A Common stock, $.01 par value; 200,000,000 shares authorized; 39,224,872 shares and 38,305,839 shares issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	392	383
Additional paid-in capital	716,806	716,250
Accumulated other comprehensive loss	1,605	1,620
Accumulated deficit	(2,360,350)	(2,321,912)

Total Shareholders’ Deficit	(1,641,547)	(1,603,659)

Total Liabilities and Shareholders’ Deficit	$527,281	$568,645

See accompanying notes to unaudited condensed consolidated financial statements.

WORLDSPACE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months ended March 31, 2007 and 2006

	Three months ended March 31,
	2007	2006
	(in thousands)
Cash Flows from Operating Activities
Net loss	$(35,534)	$(29,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,597	14,746
Amortization of deferred financing costs	380	379
Loss (Gain) on disposal of assets	(3)	(25)
Stock-based compensation	1,026	3,123
R&D expense related to warrants	—	625
Allowance for doubtful accounts receivable	(11)	19
Deferred tax benefit	(2,460)	(16,121)
Other	(171)	(73)
Changes in assets and liabilities:
Accounts receivable and other assets	993	3,617
Accounts payable and accrued expenses	(3,173)	(5,077)
Accrued interest	(38)	(42)
Income taxes payable	(23)	—
Other liabilities	(458)	2,851

Net Cash Used in Operating Activities	(24,875)	(25,172)

Cash Flows from Investing Activities
Purchase of property and equipment	(430)	(1,656)
Purchase of marketable securities	(97,297)	(159,774)
Maturities of marketable securities	125,218	197,225
Purchase of satellite and related systems	(1,059)	(915)

Net Cash Provided by Investing Activities	26,432	34,880

Cash Flows from Financing Activities
Exercise of employee stock options	292	1,543
Exercise of warrants	707	—
Withholding taxes on restricted stock vesting, net	(1,460)	—
Increase (Decrease) in restricted cash, net	402	(1,087)
Minority interest	(42)	—

Net Cash Provided (Used in) by Financing Activities	(101)	456

Net Increase in Cash and Cash Equivalents	1,456	10,164
Net effect of FX rate changes on Cash and Cash Equivalents	16	38
Cash and Cash Equivalents, beginning of period	27,565	36,925

Cash and Cash Equivalents, end of period	$29,037	$47,127

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$1,468	$—
Cash paid for interest	$1,953	$1,953

See accompanying notes to unaudited condensed consolidated financial statements.

WORLDSPACE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER’S DEFICIT AND COMPREHENSIVE LOSS

Three months ended March 31, 2007

	Class A Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total	Comprehensive Loss
Balance, Dec 31, 2006 (Audited)	38,305,839	$383	$716,250	$1,620	$(2,321,912)	$(1,603,659)
Employee stock option exercises	162,772	2	290	—	—	292
Warrant exercises	238,329	2	705	—	—	707
Employee stock-based compensation	—	—	1,026	—	—	1,026
Foreign currency translation adjustment	—	—		(15)	—	(15)	(15)
Employee restricted stock vesting, net of withholding tax payments	517,932	5	(1,465)	—	—	(1,460)
FIN 48 transition amount	—	—	—	—	(2,904)	(2,904)
Net loss	—	—	—	—	(35,534)	(35,534)	(35,534)

Comprehensive Loss							$(35,549)

Balance, March 31, 2007	39,224,872	$392	$716,806	$1,605	$(2,360,350)	$(1,641,547)

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

In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring entries, necessary for a fair presentation of the consolidated financial position of WorldSpace, Inc. and its subsidiaries as of March 31, 2007; the results of operations, cash flows and changes in shareholder’s deficit for the three months ended March 31, 2007 and 2006. Certain reclassifications have been made to the 2006 financial statements to conform to the 2007 presentation.

These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

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

WORLDSPACE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Cash and Cash Equivalents

All liquid investments, defined as having initial maturities of three months or less, have been classified as cash equivalents. Cash equivalents, as of March 31, 2007 and December 31, 2006, consisted primarily of demand deposits and money market instruments. Cash balances in individual banks exceed insurable amounts.

Restricted Cash and Investments

Cash and investments that are deposited with a lessor or committed to support letters-of-credit issued pursuant to lease agreements have been classified as restricted cash and investments in the accompanying consolidated balance sheets.

Inventories

Inventories are stated at the lower of cost or market value using the first in, first out (FIFO) method of accounting. Inventories primarily consist of satellite radio receivers manufactured to the Company’s specifications by independent third parties. Provisions have been recognized to reduce excess or obsolete inventories to their estimated net realizable value. The Company periodically evaluates inventory levels on hand as to potential obsolescence based on current and future selling prices and anticipated future sales. The Company capitalized certain costs related to the development of new receiver models.

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

WORLDSPACE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has a stock-based employee compensation plan which is described below. The compensation cost charged against income under the plan was $1.0 million and $3.1 million for the three month periods ending March 31, 2007 and 2006, respectively. In accordance with SFAS No. 123R, the Company will not recognize a deferred tax asset with respect to excess stock compensation deductions until those deductions actually reduce our tax liabilities. As such, the total income tax benefit recognized in the income statement for share-based compensation arrangements was $0 for the three month periods ending March 31, 2007 and 2006, respectively. At such time the Company utilizes these net operating losses to reduce income taxes payable, the tax benefit will be recorded as an increase in additional paid-in-capital.

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

The fair value of each option award is estimated on the date of grant using Black-Scholes option pricing model (closed model) that uses the assumptions noted in the following table. Because closed models incorporate assumptions for inputs, those inputs are disclosed. Expected volatilities are based on historical volatility of the stock price of similar entities, for a period not less than the required service period, since the Company does not have a historical volatility equal to the required service period. The Company uses historical data to estimate option exercise and employee termination within the valuation model based on the employee’s career level, historical exercise behavior and other factors for valuation purposes. The expected term of options and other awards granted is derived from the guidance provided under Staff Accounting Bulletin No. 107 (“SAB 107”) “Share Based Payment” and represents the period of time that stock based awards are expected to be outstanding. The risk-free rate for periods within the contractual life of the awards is based on the U.S. Treasury yield curve in effect at the time of grant.

2006
Expected volatility	86% -100%
Weighted-average volatility	96%
Expected dividends	0%
Risk-free rate	4.30%
Expected term	6.0 years

WORLDSPACE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of option activity:

Summary of the status of the Company’s stock option awards and units as of January 1, 2007 and changes during the three month period ending March 31, 2007 is presented below:

	Number of options	Weighted average exercise price	Weighted average contractual life remaining	Aggregate intrinsic value
Non-qualified stock options:
Outstanding as of January 1, 2007	17,243,831	$5.86	3.83 Years	$2,519,516
Granted	—	—	—	—
Exercised	162,772	$2.69	6.32	$218,226
Forfeited or expired	326,585	$4.03	0.47	$4,000
Outstanding at March 31, 2007	16,754,474	$5.93	3.62	$2,608,561
Exercisable at March 31, 2007	15,809,814	$6.54	3.30	$2,608,561

Cash received from the exercise of stock options under all share-based payment arrangements for the three month period ending March 31, 2007 and 2006 was $0.3 million and $1.5 million, respectively. The actual tax benefit realized for the tax deductions from option exercise of the share-based arrangements totaled $0, for the three months ending March 31, 2007 and 2006.

Summary of the status of the Company’s nonvested restricted share awards and units as of March 31, 2007 and changes during the three month period ending March 31, 2007 is presented below:

	Shares	Aggregate Grant Date Fair Value	Weighted average grant date fair value
Nonvested restricted shares:
Nonvested at January 1, 2007	1,600,735	$27,330,990	$17.07
Granted	—	—	—
Vested	517,932	$10,803,391	$20.86
Forfeited/Cancelled	403,160	$8,429,626	$20.91
Nonvested at March 31, 2007	679,643	$8,097,973	$11.92

Summary of the status of the Company’s nonvested stock options as of March 31, 2007 and changes during the three month period ending March 31, 2007 is presented below:

	Shares	Aggregate Grant Date Fair Value	Weighted average grant date fair value
Nonvested stock options:
Nonvested at January 1, 2007	970,098	$4,802,364	$4.95
Granted	—	—	—
Vested	8,480	$107,611	$12.69
Forfeited	16,958	$215,197	$12.69
Nonvested at March 31, 2007	944,660	$4,479,556	$4.74

As of March 31, 2007, there was $9.2 million of total unrecognized compensation related to restricted stock awards, units and options granted under the plan. That cost is expected to be recognized over a weighted-average period of 1.8 years.

WORLDSPACE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

2006
Expected volatility	96%
Weighted-average volatility	96%
Expected dividends	0%
Risk-free rate	5.1%
Expected term	3.0 years

Using the assumptions mentioned in the table above, the Company valued the warrant at $1.9 million, which would be expensed over the term that the performance is expected to be provided, which the Company estimated to be 2.5 years starting January 1, 2006. The Company recorded an expense related to this warrant of $0 and $625,000 for the three months ending March 31, 2007 and 2006, respectively. During the fiscal year ending December 31, 2006, the Company determined that due to technological differences in developing customized chip-set and terrestrial repeater networks, the likelihood of warrants vesting to XM is not probable. As a result, the Company reversed in fiscal year December 31 2006, the $625,000 of Research and Development expense recorded earlier.

(D) Debt

Long-Term Debt

Long-term debt at March 31, 2007 and December 31, 2006 consisted of the following (in thousands):

	March 31, 2007	December 31, 2006
Convertible promissory notes	$155,000	$155,000
Discount on convertible promissory notes	(28)	(32)
Notes payable	400	400

	$155,372	$155,368

WORLDSPACE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Convertible Promissory Notes

On December 31, 2004, the Restructuring Agreements were released from escrow and became effective pursuant to the Company raising $142 million ($155 million, less $13 million in issuance costs) by issuing $155 million of 5 percent convertible promissory notes to several investors.

The convertible promissory notes mature on December 31, 2014, and are convertible into reserved Class A shares of the Company’s common stock at the lesser of $13.52 per share or 90 percent of the price of an initial public offering (IPO) common share, subject to certain adjustments as defined in the promissory note agreements. Interest payments are due quarterly beginning on March 31, 2005 or may be added to the principal balance outstanding, at the option of the Company. For the quarter ended March 31, 2007, a total interest of $2.7 million in interest expense was recorded of which $1.9 million was accrued related to this convertible debt. After three years following the effective date of the issuance of the convertible promissory notes, the investors may require the Company to redeem the unpaid principal and accrued interest.

The Company evaluates the provisions of the Notes periodically to determine whether any provisions would be considered embedded derivatives that would require bifurcation under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). Since the shares of common stock underlying the Notes have been registered during the year ending December 31, 2006 they are readily convertible to cash or shares of our Class A Common Stock. The registration with the SEC of the shares of common stock underlying the convertible notes payable satisfied the provisions for net settlement under SFAS No. 133. The Company therefore has determined that our Notes contain an embedded conversion feature which required bifurcation from the notes. The Company has bifurcated the fair value of the embedded derivative from the Notes Payable and included under “Other Liabilities” with an offset recorded as a discount to the notes payable which would be amortized as interest expense over the remaining life of the embedded derivative feature using a straight line method. The fair value of the embedded derivative was valued on March 31, 2007 at $35,100 and would be revalued each reporting period with the change in the fair value recorded as other income or expense in the statement of operations.

In April 2007, the Company entered into a restructuring agreement with the holders of the $155 million Convertible Notes. The agreement calls for certain cash payments, senior secured notes, amended convertible notes and warrants at different maturity dates. (Refer to Note M-Subsequent Events, Convertible Notes Restructuring).

Notes Payable

In June 2006, we received $200,000 from the Montgomery County of the State of Maryland under the Economic Development Fund as a contingent loan. This loan could be converted into a grant if the Company maintains a specified number of employees on a particular maturity date and is in compliance with certain other terms of the agreement. The loan has a 5% annual interest rate. At March 31, 2007, under the terms of the loan, the Company was contingently obligated to repay the loan principal together with accrued interest.

In August 2006, we received $200,000 from the Department of Business and Economic Development of the State of Maryland as a contingent loan. This loan could be converted into a grant if the Company maintains a specified number of employees on a particular maturity date and is in compliance with certain other terms of the agreement. The loan has a 3% annual interest rate. At March 31, 2007, under the terms of the loan, the Company was contingently obligated to repay the loan principal together with accrued interest.

WORLDSPACE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate. The 2007 effective tax rate is estimated to be lower than the 35% statutory rate primarily due to anticipated earnings and losses of our subsidiaries outside of the U.S. in jurisdictions where our effective tax rate is lower than in the U.S. and the establishment of a valuation allowance against a portion of the US losses. Cash paid for income taxes was $1.4 million and $0 during the three months ended March 31, 2007 and 2006, respectively.

Effective January 1, 2007, we adopted the provisions of FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes.

As a result of the implementation of FIN 48, our unrecognized tax benefits increased $2.9 million, which was accounted for as a decrease to retained earnings of $ 2.9 million. These items would otherwise have increased our income tax expense in prior periods.

We recognize interest and penalties related to our unrecognized tax benefits as income tax expense. We have included $84,000 for estimated penalties and interest in foreign jurisdictions on the unrecognized tax benefit related to cross-border transactions.

We file U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. We may be subject to examination by the Internal Revenue Service (“IRS”) for calendar years 1998 through 2006. Tax years 1998 through 2003 are open due to the cancellation of debt and tax attribute reduction reported on the 2004 tax return. We currently are not under examination in any of the jurisdictions in which we file income tax returns.

We are required to review our FIN 48 contingencies on a quarterly basis and make adjustments if the facts change or our professional judgment of the outcome of the item changes.

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

For the three month periods ended March 31, 2007 and 2006, options, restricted stock awards, restricted stock units, warrants and other convertible securities to purchase approximately 31.0 million and 32.6 million shares of common stock, respectively, were outstanding, but not included in the computation of diluted earnings per share, because the effect would be anti-dilutive.

WORLDSPACE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(G) Commitments and Contingencies

Leases

The Company leases office space under non-cancelable operating leases that expire through 2016. As of March 31, 2007 minimum annual rental commitments under these leases are:

(in thousands)
April - December 2007	$2,757
2008	3,249
2009	2,794
2010	2,814
2011	2,750
Thereafter	12,322

Total lease commitments	$26,686
Less: Sublease rental income	(2,268)

$24,418

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

Design and Production Agreement

The Company is committed to purchasing 722,445 satellite radio receiver chipsets for approximately $18.2 million at March 31, 2007. The chipsets have not been purchased as of March 31, 2007. The Company has recorded a liability of $18.2 million at March 31, 2007 and December 31, 2006, respectively, as accrued purchase commitment in the accompanying consolidated balance sheets.

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

WORLDSPACE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(I) Minority Interest

The Company’s Italian subsidiary, WorldSpace Italia S.r.l., is a majority-owned subsidiary of the Company’s European holding company, Viatis Satellite Radio. WorldSpace Italia’s other partner is New Satellite Radio S.r.l., an Italian company whose primary shareholder is Class Editori S.p.A., a media and broadcast corporation based in Milan. New Satellite Radio holds a 35 percent interest in WorldSpace Italia S.r.l., and has contributed $0.9 million towards capital investment. The net outstanding minority interest of New Satellite Radio S.r.l., as of March 31, 2007 was $0.3 million and is separately classified in the accompanying unaudited condensed consolidated balance sheets

(J) Recent Accounting Pronouncements

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

In September 2006, The Financial Accounting and Standards Board has issues FAS 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for more information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect that fair-value measurements have on earnings. SFAS 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, of SFAS 157 on its results of operations and financial position.

WORLDSPACE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(K) Geographic Areas

The following tables present summary operating information by geographic segment for the three months ended March 31, 2007 and 2006:

	Geographical Area Data
	Three Months ended March 31,
	2007	2006
	(in thousands)
Revenue
United States	$608	$765
France	242	321
Kenya	11	220
South Africa	170	220
Singapore	9	15
India	1,906	1,842
Other foreign countries	100	97

	$3,046	$3,480

Long-lived Segment Assets:

	March 31,
	2007	2006
	(in thousands)
United States	$346,389	$398,186
Foreign countries	3,367	3,937

Excludes deferred financing costs, restricted cash and investments and investments in affiliates and other assets.

(L) Related Party Transactions

In March 2007, the Company agreed to indemnify the Chairman, Chief Executive Officer and President, Noah A. Samara, for personal legal expenses associated with certain matters arising by reason of the fact that Mr. Samara was an officer and/or director of the Company. Total costs agreed to be reimbursed by the Company were $650,000 and $0 for the three months ended March 31, 2007 and 2006, respectively. Such indemnifiable costs are included in the accompanying Unaudited Condensed Consolidated Statements of Operations under General and Administrative expenses.

(M) Subsequent events

Convertible Note Restructuring

On April 12, 2007, the Company agreed with the holders of our $155 million convertible notes on the terms of a partial redemption and exchange of the currently outstanding convertible notes (Restructuring). The Company and the note holders have agreed to use their reasonable best efforts to finalize the documentation required for the Restructuring and to close the Restructuring not later than May 31, 2007. The Restructuring has two elements: cash redemption of part of the principal amount of the convertible notes; and issuance of new notes (senior secured and convertible) and warrants in exchange for the unredeemed portion of the convertible notes. For the redemption, the Company agreed to pay down $50 million principal amount of the existing notes for cash. We also agreed to exchange the remaining $105 million principal amount of the existing notes for:

WORLDSPACE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Securities Litigation

In April and May 2007, securities class action litigation suits were filed in the United States District Court for the Southern District of New York, on behalf of persons who purchased or otherwise acquired the Company’s publicly traded securities. The lawsuits were filed against the Company, Noah A. Samara, President and Chief Executive Officer; Sridhar Ganesan, Chief Financial Officer; Cowen & Co. LLC, and UBS Securities LLC (“Defendants”). The complaints (all similar) allege violations of Sections 11, 12(a)2, and 15 of the Securities Act of 1933. The suits claim that certain customers were incorrectly counted as subscribers after they had ceased to be paying subscribers. The Company is planning to vigorously defend against these claims.

Item 2. Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto included herewith, and with our Management’s Discussion and Analysis of Financial Condition and Results of Operations and audited Consolidated Financial Statements and Notes thereto for the year ended December 31, 2006, which is included in the Company’s Form 10-K filed with the Securities and Exchange Commission on April 17, 2007.

Executive Summary

Our highlights for the period ending March 31, 2007 include:

•	Agreed with our convertible note holders to a refinancing as follows:

-	Redemption of $50 million of the $155 million convertible notes for cash;

-	$45 million in senior secured notes paying interest at LIBOR plus 6.5% per annum;

-	$60 million in amended and restated secured convertible notes paying interest at 8% per annum and convertible into shares of Class A Common Stock at $4.25 per share and

-	Warrants to acquire an aggregate amount of 2,647,059 shares of Class A Common Stock at $4.25 per share.

•	Signed an agreement with Telecom Italia to design and deploy a terrestrial repeater network in Italy.

•	Content highlights include:

-	The first ever WorldSpace Honors awards to best performing artists, announced during our Second Annual UPop@Abbey Road Sessions in London, UK, where over thirty artists recorded and airing ‘live’ from Studio 2, and

-	Introduction of two new WorldSpace-branded channels - Punchline (comedy) and Retro Radio (‘70s and ‘80s songs).

Summary Operating Metrics

The key metrics we use to monitor our business growth and our operational results are: ending subscribers, Average Monthly Subscription Revenue Per Subscriber (“ARPU”), Subscriber Acquisition Cost (“SAC”), Cost Per Gross Addition (“CPGA”) and EBITDA presented as follows:

	Three months ended March 31,
	2007	2006
Net Subscriber Additions (Deletions)	(7,459)	38,131
India	8,344	37,149
ROW (5)	(15,803)	982

Total End of Period (EOP) Subscribers	191,646	153,437
India	170,354	111,723
ROW (5)	21,292	41,714

ARPU (1)	3.19	$3.93
ARPU (India)	2.94	3.06
ARPU (ROW) (5)	5.07	5.90

SAC (2)	33	$41
SAC(India)	33	42
SAC(ROW) (5)*	0	0

CPGA (3)	71	$135
CPGA(India)	68	128
CPGA(ROW) (5)	104	202

EBITDA (4)	(23,403)	$(31,202)

(1)	Average Monthly Subscription Revenue Per Subscriber (“ARPU”)—Please see further discussion under Average Monthly Subscription Revenue Per Subscriber under “Managements Discussion and Analysis of

Financial Condition and Results of Operations—Results of Operations—Three months ended March 31, 2007 compared with Three months ended March 31, 2006—Revenue”
(2)	SAC—Please see further discussion under Subscriber Acquisition Cost under “Managements Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Three months ended March 31, 2007 compared with Three months ended March 31, 2006—Cost of services”
(3)	CPGA—Please see further discussion under Cost Per Gross Addition under “Managements Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Three months ended March 31, 2007 compared with Three months ended March 31, 2006—Operating expense”
(4)	EBITDA—We refer to net loss before interest income, interest expense, income taxes, depreciation and amortization as “EBITDA”. EBITDA is not a measure of financial performance under generally accepted accounting principles. We believe EBITDA is often a useful measure of a company’s operating performance and is a significant basis used by our management to measure the operating performance of our business. Because we have funded and completed the build-out of our system through the raising and expenditure of large amounts of capital, our results of operations reflect significant charges for depreciation, amortization and interest expense. EBITDA, which excludes this information, provides helpful information about the operating performance of our business, apart from the expenses associated with our physical plant or capital structure. EBITDA is frequently used as one of the bases for comparing businesses in our industry, although our measure of EBITDA may not be comparable to similarly titled measures of other companies. EBITDA does not purport to represent operating loss or cash flow from operating activities, as those terms are defined under generally accepted accounting principles and should not be considered as an alternative to those measurements as an indicator of our performance.
(5)	ROW—Rest of World: All other operating regions excluding India.
*	SAC (ROW) for the three months ended March 31, 2007 and 2006 was negative, indicating a positive margin from the sale of equipment and therefore was denoted with a zero value whereas India’s SAC represents negative margins resulting from its costs exceeding its revenues.

	Three months ended March 31,
	2007	2006
Reconciliation of Net Loss to EBITDA
Net Loss as reported	$(35,534)	$(29,194)
Addback non-EBITDA items included in net loss:
Interest income	(2,293)	(2,946)
Interest expense	2,287	2,299
Depreciation & amortization	14,597	14,746
Deferred income tax benefit	(2,460)	(16,107)

EBITDA	$(23,403)	$(31,202)

Results of Operations

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three-Months ended March 31, 2007 and 2006

	Three Months ended March 31,
	2007	2006
	(in thousands, except share information)
Revenue
Subscription revenue	$1,820	$1,602
Equipment revenue	479	1,076
Other revenue	747	802

Total Revenue	3,046	3,480

Operating Expenses
Cost of Services (excludes depreciation, shown separately below)
Satellite and transmission, programming and other	7,369	7,285
Cost of equipment	1,754	3,156
Research and development	95	654
Selling and marketing	2,495	6,560
General and administrative	14,279	16,657
Depreciation and amortization	14,597	14,746

Total Operating Expenses	40,589	49,058

Loss from Operations	(37,543)	(45,578)

Other Income (Expense)
Interest income	2,293	2,946
Interest expense	(2,287)	(2,299)
Other	(457)	(370)

Total Other Income (Expense)	(451)	277

Loss Before Income Taxes	(37,994)	(45,301)
Income Tax Benefit	2,460	16,107

Net Loss	$(35,534)	$(29,194)

Loss per share—basic and diluted	$(0.91)	$(0.79)

Weighted Average Number of Shares Outstanding	39,012,096	36,928,965

Stock based compensation included in operating expenses:
Satellite, transmission, programming and other	$196	$204
Selling and marketing	157	173
General and administrative	673	2,746

See accompanying notes to unaudited condensed consolidated financial statements.

Three months ended March 31, 2007 compared with three months ended March 31, 2006

Revenue

The table below presents our operating revenue for the three months ended March 31, 2007 and 2006, together with the relevant percentage of total revenue represented by each revenue category.

	Three months ended March 31,
	2007		2006
	($ in thousands)
Revenue:
Subscription	$1,820	59.8%	$1,602	46.0%
Equipment sales	479	15.7%	1,076	30.9%
Other	747	24.5%	802	23.1%

Total revenue:	$3,046	100.0%	$3,480	100.0%

Total revenue for the three months ended March 31, 2007 was $3.0 million, a 12.5% decrease compared with $3.5 million for the three months ended March 31, 2006. This was primarily due to a reduction in revenue from equipment sales, government services contracts and capacity leases, offset by increased revenue from subscribers to our DARS.

Subscription revenue. Subscription revenue for the three months ended March 31, 2007 was approximately $1.8 million, an increase of 13.6% compared with $1.6 million generated in the three months ended March 31, 2006. This increase in subscription revenues was primarily due to the increase in our paying subscribers in India. We lost approximately 13,000 subscribers from ROW as our contract with KIE terminated on Jan 1, 2007.

Average Monthly Subscription Revenue Per Subscriber (ARPU).

Blended ARPU (for India and ROW) was $3.19 for the three months ended March 31, 2007 and $3.93 for the three months ended March 31, 2006. The reduction in blended ARPU for 2007 compared to 2006 resulted from the shift of the subscribers’ weight in India where single market ARPU is lower than other markets. ARPU from India was $2.94 for the three months ended March 31, 2007, and $3.06 for the three months ended March 31, 2006

Equipment sales revenue. Equipment sales revenue was approximately $0.5 million for the three months ended March 31, 2007, a decrease of 55.5% compared with $1.1 million for the three months ended March 31, 2006. This decrease was primarily due to decreased unit sales in India. We sold approximately 28,000 receivers in the three months ended March 31, 2007, compared with approximately 52,400 receivers sold in the three months ended March 31, 2006.

Other revenue. Other revenue for the three months ended March 31, 2007 was $0.7 million, a decrease of 6.9% compared with $0.8 million for the three months ended March 31, 2006. This decrease was primarily due to a reduction in government services revenue offset by an increase in capacity lease revenue. Other revenue primarily consists of capacity lease revenue and government services revenue.

Capacity lease revenue. Satellite capacity leasing revenue for the three months ended March 31, 2007 and March 31, 2006 was relatively flat at $0.4 million.

Government services revenue. Government services revenue for the three months ended March 31, 2007 was $0.03 million, a decrease of 80.1% compared with $0.2 million for the three months ended March 31, 2006. Government services revenues decreased as we completed the Pakistan Education Initiative (PEI) contract and a data service contract launched in Q4 2005.

Miscellaneous other revenue. Other revenue (including licensing/manufacturing income and syndication income) for the three months ended March 31, 2007 and March 31, 2006 was relatively flat at $0.3 million.

Cost of services

The table below presents our costs of services for the three months ended March 31, 2007 and 2006, together with the relevant percentages of total cost of services for each cost category.

	Three months ended March 31,
	2007		2006
	($ in thousands)
Cost of services:
Engineering & broadcast operations	$3,371	36.9%	$4,525	43.4%
Content & programming	3,281	36.0%	1,933	18.5%
Customer care, billing & collection	638	7.0%	605	5.8%
Cost of equipment	1,754	19.2%	3,156	30.2%
Other cost of services	79	0.9%	222	2.1%

Total cost of services:	$9,123	100.0%	$10,441	100.0%

Total cost of services for the three months ended March 31, 2007 was $9.1 million, a 12.6% decrease compared with $10.2 million in the three months ended March 31, 2006. This decrease was primarily due to decreases in the engineering and broadcast operations, and cost of equipment offset by increases in content & programming.

Engineering and broadcast operations. Engineering and broadcast expense, including the cost of operating our two satellites, ground control systems and telecommunications links as well as our in-orbit insurance, for the three months ended March 31, 2007 was $3.4 million, a decrease of 25.5% compared with $4.4 million in the three months ended March 31, 2006. This was primarily due to a decrease in in-orbit insurance as our policy premiums on our AfriStar and AsiaStar satellites were reduced.

Content and programming. Content and programming expense, which includes content production, music royalties and other content acquisition costs, for the three months ended March 31, 2007 was $3.3 million, an increase of 69.8% compared with $1.9 million for the three months ended March 31, 2006. These expenses increased as we increased staffing levels to support the launch of live programming and additional channels specifically for the Indian market. We also increased payments for music rights royalties due to the addition of a Bollywood content license, exclusive rights for live audio broadcast of cricket outside of India, PPL license expenses and changes in other content royalties (IFPI, PRS London).

Customer care, billing & collection. Customer care, billing and collections expense for the three months ended March 31, 2007 was relatively flat at $0.6 million, an increase of 5.4% compared to $0.6 for the three months ended March 31, 2006.

Cost of Equipment. Cost of equipment for the three months ended March 31, 2007 was $1.8 million, a decrease of 44.4% compared with $3.2 million, in the three months ended March 31, 2006. Cost of equipment decreased due to a decreased number of receivers being sold in India.

Subscriber Acquisition Cost (SAC)

Total blended SAC (for India and ROW) calculated based on unit sales to our distributors, was approximately $33 per subscriber for the three months ended March 31, 2007 and $41 for the three months ended March 31, 2006. SAC for India, was approximately $33 per subscriber for the three months ended March 31, 2007 and approximately $42 per subscriber for the three months ended March 31, 2006.

Other cost of services. Other cost of services for the three months ended March 31, 2006 was $0.1 million, a decrease of 64.3% compared to $0.2 million the three months ended March 31, 2006, primarily due to reductions in GSU expenses as these contracts were completed. Other costs include Thompson technology fee (chipset royalties), development & technology expenses and cost to service the government services activities.

Operating expense

The table below presents our operating expense for the three months ended March 31, 2007 and 2006, together with the relevant percentage increase (decrease) year-over-year.

	three months ended March 31,
	2007	2006	Percent increase (decrease)
Operating expense:
Cost of Services	$9,123	$10,440	(12.6)%
Research & Development	95	654	(85.4)
Selling and Marketing	2,495	6,560	(62.0)
General & Administrative	14,279	16,657	(14.3)
Depreciation and amortization	14,597	14,746	(1.0)

Total operating expense:	$40,589	$49,058	(17.3)%

Total operating expense for the three months ended March 31, 2007 was $40.6 million, a 17.3% decrease compared with $49.1 million for the three months ended March 31, 2006. This decrease was primarily due to decreases in our selling and marketing, general and administrative expense and our cost of services (discussed above). Our selling and marketing expense for the three months ended March 31, 2007 was $2.5 million, a decrease of 62.0% compared with $6.5 million in the three months ended March 31, 2006. This decrease was primarily due to reduction in marketing activity as we completed launches in our key markets during 2006, and reached a sustaining level of activity. Our general and administrative expense for the three months ended March 31, 2007 was $14.3 million, a decrease of 14.3% compared with $16.7 million in the three months ended March 31, 2006. This decrease was primarily due to a $2.1 million decrease in stock based compensation, a $0.9 million decrease in facilities as a result of a lease termination fee paid in Q1 2006, offset by a $1.7 million increase in headcount expense as we increased staffing to execute on our business plan. The Company granted certain key executives restricted stock awards, in connection with our initial public offering in August 2005, which vested over a six month period. This vesting period was extended through January 3, 2007, hence the reduction in stock option expense related to these options for this period compared to last year. The Company determined that due to technological differences in developing customized chip-set and terrestrial repeater networks, the likelihood of warrants vesting to XM is not probable and ceased to record any additional R&D expense during the three months ended March 31, 2007. The Company earlier recorded $625,000 in research and development expense during the three months ended March 31, 2006. Depreciation and amortization expense for the three months ended March 31, 2007 and the three months ended March 31, 2006 remained relatively constant at $14.7 million.

Cost Per Gross Addition (CPGA)

Total blended CPGA expense (for India and ROW) was approximately $2.1 million for the three months ended March 31, 2007 and approximately $6.3 million for the three months ended March 31, 2006. CPGA for India was approximately $1.9 million for the three months ended March 31, 2007 and approximately $5.7 million for the three months ended March 31, 2006. Unit blended CPGA (for India and ROW), was approximately $71 for the three months ended March 31, 2007 and approximately $135 for the three months ended March 31, 2006. CPGA for India, was approximately $68 for the three months ended March 31, 2007 and approximately $128 for the three months ended March 31, 2006. CPGA declined due to a reduced marketing spend as we completed our launch in key markets.

Other income (expense)

Interest income. Interest income for the three months ended March 31, 2007 was $2.4 million, a decrease of 22.2% compared with $2.9 million in the three months ended March 31, 2006. This increase was due to decreased average cash balances as we experienced operating losses.

Interest expense. Interest expense for the three months ended March 31, 2007 and 2006 was $2.3 million.

Other income (expense). Other expense for the three months ended March 31, 2007 was $0.5 million compared with $0.4 million of expense recorded in the three months ended March 31, 2006.

Income tax

During the three months ending March 31 2007, the Company recorded an income tax benefit of $2.5 million compared to $16.1 million for the three months ending March 31, 2006. This benefit is the result of current period operating losses and the establishment of a $12.2 million valuation allowance against certain intercompany transactions.

LIQUIDITY AND CAPITAL RESOURCES

Overview

As of March 31, 2007, we had cash and cash equivalents of $29.0 million, and marketable securities of $110.0 million. Cash and cash equivalents and marketable securities decreased $26.4 million during the three months ended March 31, 2007. This decrease resulted from $24.9 million used in operating activities, $26.4 million used in investing activities, and $0.1 million provided by financing activities. Cash flows used in operations includes the net loss of $35.5 million, and $2.3 million loss from working capital offset in part by $11.3 million in non cash expenses included in net loss. Investing activities consisted mainly of $27.9 million in net sales of marketable securities, $0.4 million used for the purchase of property and equipment and $1.1 million used for purchase of satellite and related systems. Financing activities consisted of $0.5 million from the sale of common stock, offset by a $0.4 million increase in restricted cash for certain lease obligations. During April 2007, the Company entered into a restructuring agreement with the holders of the $155 million Convertible Notes. The agreement calls for certain cash payments, senior secured notes, amended convertible notes and warrants at different maturity dates. (See note K—Subsequent Events, Convertible Notes Restructuring for further details).

Historical sources of cash

We raised $1.5 billion of equity and debt net proceeds from inception through August 3, 2006 from investors and strategic partners to fund our operations.

IPO

On August 3, 2006, we agreed to sell 11,500,000 shares of common stock at a price to the public of $21.00 per share in our initial public offering. The aggregate gross proceeds to us from the public offering were approximately $241.5 million. We incurred expenses of approximately $20.5 million of which approximately $16.9 million represented underwriting discounts and commissions and approximately $3.6 million represented expenses related to the offering. Net proceeds to us from the offering were $221.0 million.

XM Investment

On July 18, 2006, we issued XM Satellite Radio 1,562,500 shares of Class A common stock for an aggregate purchase price of $25 million. The net proceeds after deducting expenses were $22.5 million.

Uses of Cash

Our cash used during the three months ended March 31, 2007, consisted primarily of funding operating expenses, and working capital.

Future Operating Liquidity and Capital Resource Requirements

Based upon our current plans, we believe that our cash, cash equivalents and marketable securities will be sufficient to cover our estimated funding needs for at least the remainder 2007. Our financial projections are based on assumptions which we believe are reasonable but contain significant uncertainties.

We currently intend to use existing cash reserves mainly to execute our business plans and for satisfying certain terms of convertible note restructuring (discussed in Note M—Subsequent Events, Convertible Note Restructuring). We expect that the majority of our cash outflow during year 2007 would be directed towards sales and marketing activities for subscriber acquisitions, additional content and programming development, non-operating and capital expenditures, corporate expense which includes debt restructuring cost of $3 million, interest costs of $7.2 million and cash repayment of $50 million as per terms of convertible note restructuring referred above. In addition, if we are unable to negotiate a further payment plan with Internal Revenue Service, the Company will be required to retire its outstanding tax liability of $15 million.

Our business plan includes funding in India mainly for a moderate level of build-out of terrestrial repeater network, and continued marketing spend towards subscriber acquisitions; for Italy, contemplates service launch and technology related expenses; for Middle East, involves minimal terrestrial repeater capital expenditures for a network in Bahrain; and for China, other Western Europe markets and other selected markets within our coverage areas, includes limited business development expenses. We are currently reviewing our business plan for potential modifications that could result in the reduction of cash expenditures over the next 12 months.

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

Capital Expenditures

We have spent approximately $748 million on capital expenditures related to the development and launch of our satellites, for our ground systems and for property and equipment. We may spend additional amounts to enhance our infrastructure with terrestrial repeaters depending on licenses and business requirement, if supported by an appropriate business model and funding of such projects. We expect to start our terrestrial repeater network build-out in key metropolitan areas in India during 2007, assuming we obtain the necessary regulatory approvals, we currently estimate to be approximately $20 million over the next few years. This amount will need to be reviewed as we conduct actual testing, including further topographical analysis. We also expect to start our terrestrial repeater build out in Bahrain; however we do not expect this cost to be significant. Over the next 12 months we also anticipate technology and terrestrial repeater development expenses associated with rolling out our services in Italy. We estimate those expenses to be approximately $20 million beginning in 2008. Until we receive the final approvals from China’s regulatory agencies, we will not start the build-out of a terrestrial repeater network in China. We expect the total network in China to cost a similar amount as India in its initial stages. Our future capital expenditures will depend on our business strategy and our response to business opportunities and trends in our industry and our markets.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency

As a global company, we are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany balances between subsidiaries that operate in different functional currencies and transactions with customers, suppliers and employees that are denominated in foreign currencies. Our objective is to minimize our exposure to these risks through our normal operating activities and, where appropriate, to have these transactions denominated in United States dollars. For the three months ended March 31, 2007, approximately 80% of our total revenues and 27% of total operating expenses were denominated in foreign currencies. The following table shows approximately the split of these foreign currency exposures by principal currency:

	Foreign Currency Exposure at March 31, 2007				Other	Total Exposure
	Euro	Indian Rupee	Kenyan Shilling	South African Rands
Total Revenues (three months ended March 31, 2007)	11%	78%	0%	7%	4%	100%

Total Cost of Revenues and Operating Expenses (three months ended March 31, 2007)	15%	57%	0%	5%	23%	100%

For the three months ended March 31, 2006, approximately 53% of our total revenues and 26% of our total operating expenses were denominated in foreign currencies.

Interest Rates

Our market risk from changes in interest rates is not material because our long-term debt only includes the Convertible Notes which have a fixed interest rate.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that have been designed to ensure that information related to the Company is recorded, processed, summarized and reported on a timely basis. The Company has established a Disclosure Committee that is responsible for accumulating potentially material information regarding the Company’s activities and considering the materiality of this information. The Disclosure Committee is also responsible for making recommendations regarding disclosure and communicating this information to our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure. The Company’s Disclosure Committee comprises our senior legal official, chief financial officer, chief operating officer, chief accounting officer, head of internal audit and certain other members of the Company’s finance department.

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

Changes in Internal Control over Financial Reporting. The Company has instituted control improvements, including a greater level of internal control consciousness. In addition, during the quarter ended March 31, 2007, the Company added further controls by implementing additional review procedures over the selection, application and monitoring of appropriate accounting policies, and increasing oversight of its overseas subsidiaries. There have been no additional changes in its respective internal control over financial reporting during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our respective internal control over financial reporting.

Part II—Other Information

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Use of proceeds.

On August 9, 2005, the Company completed its initial public offering of Class A Common Stock.

As of March 31, 2007, the Company held approximately $144.5 million of the net proceeds from the offering, of which $110 million are invested in short-term marketable securities and money market instruments and $34.5 million are held as demand deposits and restricted cash with various banks. The Company has utilized $76.5 million of the net proceeds towards the following expenditures:

(1) Capital expenditures to an extent of $4.1 million;

(2) Income taxes to an extent of $4.4 million;

(3) Sales and marketing expenditures to an extent of $13.1 million; and

(4) Cost of goods sold, general and administrative expenses to an extent of $54.9 million.

(c) Not applicable.

Item 3. Defaults Upon Senior Securities

(a) Not applicable.

(b) Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended March 31, 2007.

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

Dated: May 14, 2007

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