Form 10-Q
period 2007-06-30
WorldSpace, Inc
filed 2007-08-14
CIK 1315054

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2007

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

(Class)	(Outstanding as of August 10, 2007)
CLASS A COMMON STOCK, $0.01 PAR VALUE	41,111,451

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

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

WORLDSPACE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three-Months and Six-Months ended June 30, 2007 and 2006

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(in thousands, except share and per share data)
Revenue
Subscription revenue	$1,884	$1,928	$3,704	$3,530
Equipment revenue	535	698	1,015	1,774
Other revenue	1,189	1,133	1,935	1,935

Total Revenue	3,608	3,759	6,654	7,239

Operating Expenses
Cost of Services (excludes depreciation shown separately below)
Satellite and transmission, programming and other	8,266	6,884	15,635	14,154
Cost of equipment	952	2,314	2,706	5,470
Research and development	1,430	(163)	1,525	491
Selling and marketing	3,491	5,216	5,985	11,795
General and administrative	16,060	17,896	30,339	34,549
Depreciation and amortization	14,805	14,708	29,402	29,454

Total Operating Expenses	45,004	46,855	85,592	95,913

Loss from Operations	(41,396)	(43,096)	(78,938)	(88,674)

Other Income (Expense)
Interest income	1,779	3,094	4,073	6,040
Interest expense	(2,473)	(1,946)	(4,761)	(3,866)
Write-off of deferred debt issuance costs	(11,516)	—	(11,516)	—
Deferred financing costs and warrants amortization	(550)	(380)	(929)	(759)
Other	(324)	(2,444)	(401)	(2,814)

Total Other Income (Expense)	(13,084)	(1,676)	(13,534)	(1,399)

Loss Before Income Taxes	(54,480)	(44,772)	(92,472)	(90,073)
Income Tax Benefit	3,234	8,111	5,694	24,218

Net Loss	(51,246)	(36,661)	(86,778)	(65,855)

Loss per share—basic and diluted	$(1.30)	$(0.98)	$(2.21)	$(1.78)

Weighted Average Number of Shares Outstanding	39,391,365	37,240,585	39,202,912	37,085,353

See accompanying notes to unaudited condensed consolidated financial statements.

WORLDSPACE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2007 and December 31, 2006

	June 30, 2007	December 31, 2006
	Unaudited
	(in thousands, except share information)
Assets
Current Assets
Cash and cash equivalents	$18,218	$27,565
Marketable securities	40,746	137,894
Accounts receivable, net of $1,485 and $1,302 allowance for doubtful accounts	2,562	2,693
Prepaid expenses	4,459	8,693
Inventory, net	5,112	3,936
Other current assets	5,691	2,548

Total Current Assets	76,788	183,329

Restricted Cash and Investments	4,759	5,869
Property and Equipment, net	16,710	17,745
Satellites and Related Systems, net	321,367	345,046
Deferred Financing Costs, net	—	12,149
Deferred Tax Assets	3,497	3,599
Other Assets	547	908

Total Assets	$423,668	$568,645

Current Liabilities
Current Portion of Long Term Debt	$27,500	$—
Accounts payable	16,994	16,270
Accrued expenses	15,796	19,669
Income taxes payable	17,174	17,784
Accrued purchase commitment	18,242	18,242
Accrued interest	882	1,962
Deferred tax liability	2,071	2,109

Total Current Liabilities	98,659	76,036

Long-term Debt	70,882	155,368
Deferred Tax Liability	118,652	122,227
Other Liabilities	4,563	4,194
Contingent Royalty Obligation	1,814,175	1,814,175

Total Liabilities	2,106,931	2,172,000

Commitments and Contingencies	—	—
Minority Interest	167	304
Shareholders’ Deficit
Preferred Stock, $.01 par value; 25,000,000 shares authorized; no shares issued and outstanding as of June 30, 2007 and December 31, 2006	—	—
Class A Common stock, $.01 par value; 200,000,000 shares authorized; 39,556,447 shares and 38,305,839 shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	395	383
Additional paid-in capital	725,956	716,250
Accumulated other comprehensive loss	1,815	1,620
Accumulated deficit	(2,411,596)	(2,321,912)

Total Shareholders’ Deficit	(1,683,430)	(1,603,659)

Total Liabilities and Shareholders’ Deficit	$423,668	$568,645

See accompanying notes to unaudited condensed consolidated financial statements.

WORLDSPACE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months ended June 30, 2007 and 2006

	Six months ended June 30,
	2007	2006
	(in thousands)
Cash Flows from Operating Activities
Net loss	$(86,778)	$(65,855)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29,402	29,454
Write-off of deferred finance costs	11,516	—
Amortization of deferred financing costs and warrants	929	759
Loss on disposal of assets	187	1,691
Stock-based compensation	2,074	7,187
R&D expense related to warrants	—	375
Allowance for doubtful accounts receivable	(104)	—
Deferred tax benefit	(6,360)	(24,243)
Other	114	(33)
Changes in assets and liabilities:
Accounts receivable and other assets	150	(2,516)
Accounts payable and accrued expenses	(3,149)	(1,170)
Accrued interest	(1,080)	(18)
Income taxes payable	(610)	—
Other liabilities	393	2,727

Net Cash Used in Operating Activities	(53,316)	(51,642)

Cash Flows from Investing Activities
Purchase of property and equipment	(1,104)	(4,805)
Purchase of marketable securities	(161,266)	(259,057)
Maturities of marketable securities	258,414	293,972
Purchase of satellite and related systems	(3,749)	(2,201)
(Increase) Decrease in restricted cash, net	1,110	(1,514)

Net Cash Provided by Investing Activities	93,405	26,395

Cash Flows from Financing Activities
Redemption of Convertible Debt	(50,000)	—
Proceeds from exercise of employee stock options	1,091	2,192
Proceeds from exercise of warrants	707	—
Proceeds from the issuance of notes payable	—	200
Payment of withholding taxes on restricted stock vesting, net	(1,465)	—
Minority interest	(137)	473

Net Cash Provided (Used in) by Financing Activities	(49,804)	2,865

Net Increase in Cash and Cash Equivalents	(9,715)	(22,382)
Net effect of Foreign Currency rate changes on Cash and Cash Equivalents	368	43
Cash and Cash Equivalents, beginning of period	27,565	36,925

Cash and Cash Equivalents, end of period	$18,218	$14,586

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$2,548	$60
Cash paid for interest	$5,181	$3,864
Long-term debt converted to Equity	$302	$—
Issuance of Warrants	$7,011	$—

See accompanying notes to unaudited condensed consolidated financial statements.

WORLDSPACE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER’S DEFICIT AND COMPREHENSIVE LOSS

Six months ended June 30, 2007

(in thousands, except share information)

	Class A Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total	Comprehensive Loss
Balance, Dec 31, 2006	38,305,839	$383	$716,250	$1,620	$(2,321,912)	$(1,603,659)
Employee stock option exercises	162,772	2	290	—	—	292
Warrant exercises	238,329	2	705	—	—	707
Employee stock-based compensation	—	—	1,026	—	—	1,026
Foreign currency translation adjustment	—	—		(15)	—	(15)	(15)
Employee restricted stock vesting, net of withholding tax payments	517,932	5	(1,465)	—	—	(1,460)
FIN 48 transition amount	—	—	—	—	(2,904)	(2,904)
Net loss	—	—	—	—	(35,534)	(35,534)	(35,534)

Comprehensive Loss							$(35,549)

Balance, March 31, 2007	39,224,872	$392	$716,806	$1,605	$(2,360,350)	$(1,641,547)

Employee stock option exercises	260,600	2	790	—	—	792
Employee stock-based compensation	—	—	1,048	—	—	1,048
Foreign currency translation adjustment	—	—	—	210	—	210	210
Value of Warrants attached to debt			7,011			7,011
Conversion of convertible debt	70,975	1	301			302
Net loss	—	—	—	—	(51,246)	(51,246)	(51,246)

Comprehensive Loss		—					(51,036)

Balance, June 30, 2007	39,556,447	395	725,956	1,815	(2,411,596)	(1,683,430)

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

(B) Liquidity

The Company has incurred an accumulated deficit of approximately $2.4 billion through June 30, 2007 and expects to continue incurring losses for the foreseeable future. As such, the Company must raise substantial additional capital during the remaining part of 2007 in order to continue to pursue its business plan.

The Company currently anticipates that its cash, cash equivalents, and restricted cash balances, together with revenues it expects to generate and interest it expects to earn on invested funds will be sufficient to meet its anticipated cash requirements through the end of 2007.

Management believes that the Company has access to capital resources through possible public or private equity offerings or debt financings and the Company is currently in discussions to raise additional funds. However, it has not secured any commitment for new financing at this time nor can it provide any assurance that new financing will be available on commercially acceptable terms, if at all. If the Company is unable to secure additional capital, it will be required to curtail its operations and if these measures fail, it may not be able to continue its business. Curtailment of operations would cause significant delays in the Company’s efforts to introduce its products to market which is critical to the realization of its business plan and the future operations of the Company.

(C) Principles of Consolidation, Significant Accounting Policies and Basis of Presentation

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

In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring entries, necessary for a fair presentation of the consolidated financial position of WorldSpace, Inc. and its subsidiaries as of June 30, 2007; the results of operations, and

WORLDSPACE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

changes in shareholder’s deficit for the three and six-months ended June 30, 2007 and 2006, and cash flows for the six-months ended June 30, 2007 and 2006. Certain reclassifications have been made to the 2006 financial statements to conform to the 2007 presentation.

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

Cash and Cash Equivalents

All liquid investments, defined as having initial maturities of three months or less, have been classified as cash equivalents. Cash equivalents, as of June 30, 2007 and December 31, 2006, consisted primarily of demand deposits and money market instruments. Cash balances in individual banks exceed insurable amounts.

Restricted Cash and Investments

Cash and investments that are deposited with a lessor or committed to support letters-of-credit issued pursuant to lease agreements have been classified as restricted cash and investments in the accompanying consolidated balance sheets.

WORLDSPACE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories

Inventories are stated at the lower of cost or market value using the first in, first out (FIFO) method of accounting. Inventories primarily consist of satellite radio receivers manufactured to the Company’s specifications by independent third parties. Provisions have been recognized to reduce excess or obsolete inventories to their estimated net realizable value. The Company periodically evaluates inventory levels on hand as to potential obsolescence based on current and future selling prices and anticipated future sales. At June 30, 2007 and December 31, 2006, the Company has recorded a reserve for inventory obsolescence of $3.9 million and $3.5 million respectively.

(D) Stock-Based Compensation

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

The Company has a stock-based employee compensation plan which is described below. The compensation cost charged against income under the plan was $1.0 million and $2.1 million for the three and six-month periods ending June 30, 2007 and $4.1 million and $7.2 million for the three and six-month periods ending June 30, 2006, respectively. In accordance with SFAS No. 123R, the Company will not recognize a deferred tax asset with respect to excess stock compensation deductions until those deductions actually reduce our tax liabilities. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $0 for the three and six- month periods ending June 30, 2007 and 2006.

2005 Incentive Award Plan

On July 7, 2005, the Company’s shareholders approved the 2005 Incentive Award Plan (‘The Plan’). The Plan provides for the grant of up to 5,625,000 shares of our Class A Common Stock for stock based awards to employees, consultants and directors of the Company and its subsidiaries and affiliates. On May 25, 2007, the Company’s shareholders approved an increase in the number of shares of Class A Common Stock available for grant under the Plan to 12,625,000 shares. The Company granted employees restricted stock awards and stock options under this plan. The stock award program offers employees the opportunity to earn shares of our stock over time, rather than options that give employees the right to buy stock at a pre-determined price. Option awards are generally granted with an exercise price of the Company’s stock at the date of grant; those option awards generally vest based on 3 years of continuous service and have 10-year contractual terms.

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

WORLDSPACE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The risk-free rate for periods within the contractual life of the awards is based on the U.S. Treasury yield curve in effect at the time of grant.

2007
Expected volatility	72% - 100%
Weighted-average volatility	85%
Expected dividends	0%
Risk-free rate	4.6%
Expected term	6.0 years

Stock Appreciation Rights (SARS)

On April 9, 2007, the Company granted 2,639,200 units of stock appreciation rights (“SARS”) to employees, consultants and directors of the Company. For the six months ended June 30, 2007, stock based compensation recorded in income statement towards these SARS was $0.5 million. These SARS vest equally over a period of three years from the grant date and have a weighted-average grant date fair value per unit of $2.49. The summary of option activity below includes details of SARS discussed herein.

Summary of option activity:

Summary of the status of the Company’s stock option awards and SARS as of January 1, 2007 and changes during the six-month period ending June 30, 2007 is presented below:

	Number of options	Weighted average exercise price	Weighted average contractual life remaining	Aggregate intrinsic value
Non-qualified stock options:
Outstanding as of January 1, 2007	17,243,831	$5.86		$2,519,516
Granted	2,764,200	$4.79		$2,302,460
Exercised	423,372	$3.87		$626,539
Forfeited or expired	608,541	$4.28		$298,469
Outstanding at June 30, 2007	18,976,118	$5.87	4.36 Years	$8,279,196
Exercisable at June 30, 2007	15,345,910	$6.64	3.13 Years	$5,976,736

Cash received from the exercise of stock options under all share-based payment arrangements for the three-month period ending June 30, 2007 and 2006 was $0.9 million and $0.2 million, respectively. The actual tax benefit realized for the tax deductions from option exercise of the share-based arrangements totaled $0 for the six months ending June 30, 2007 and 2006. Cash received from the exercise of stock options under all share-based payment arrangements for the six month period ending June 30, 2007 and 2006 was $1.1 million and $2.2 million, respectively.

Summary of the status of the Company’s nonvested restricted share awards and SARS as of June 30, 2007 and changes during the six-month period ending June 30, 2007 is presented below:

	Shares	Aggregate Grant Date Fair Value	Weighted average grant date fair value
Nonvested restricted shares:
Nonvested at January 1, 2007	1,600,735	$27,330,990	$17.07
Granted	57,681	$204,767	$3.55
Vested	(555,044)	$(11,542,510)	$20.80
Forfeited/Cancelled	(440,582)	$(9,119,336)	$20.70

Nonvested at June 30, 2007	662,790	$6,873,911	$10.37

WORLDSPACE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of the status of the Company’s nonvested stock options as of June 30, 2007 and changes during the six month period ending June 30, 2007 is presented below:

	Shares	Aggregate Grant Date Fair Value	Weighted average grant date fair value
Nonvested stock options:
Nonvested at January 1, 2007	970,098	$4,802,364	$4.95
Granted	2,764,200	$6,893,420	$2.49
Vested	(71,962)	$(612,556)	$8.51
Forfeited	(32,128)	$(430,568)	$13.40

Nonvested at June 30, 2007	3,630,208	$10,652,660	$2.93

As of June 30, 2007, there was $14.1 million of total unrecognized compensation related to restricted stock awards, units and options granted under the plan. That cost is expected to be recognized over a weighted-average period of 2.1 years.

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

(E) Debt

Long-Term Debt

Long Term Debt at June 30, 2007 and December 31, 2006 consisted of the following (in thousands):

	June 30,	December 31,
	2007	2006
Senior Secured Notes	$44,997	$—
Convertible Notes	59,699	155,000
Discount on Long-Term Debt	(6,714)	(32)
Notes payable	400	400

	$98,382	$155,368
Less: Current portion of Long Term Debt	27,500	—

Long Term Debt	$70,882	$155,368

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

The convertible promissory notes were due to mature on December 31, 2014, and were convertible into reserved Class A shares of the Company’s common stock at the lesser of $13.52 per share, subject to certain adjustments as defined in the promissory note agreements. Interest payments were due quarterly beginning on March 31, 2005.

Convertible Promissory Note Restructuring

On June 1, 2007, the Company agreed with the holders of our $155 million convertible notes on the terms of a partial redemption and exchange of the currently outstanding convertible notes (Restructuring). The Restructuring agreement has two elements: cash redemption of part of the principal amount of the convertible notes; and issuance of new notes (senior secured and convertible) and warrants in exchange for the unredeemed portion of the new notes. For the redemption, the Company paid $50 million principal amount of the existing notes for cash. We also agreed to exchange the remaining $105 million principal amount of the existing notes for:

(i)	Senior secured notes in the aggregate principal amount of $45 million, with a maturity of 3 years secured by a first priority lien on the Company’s assets. The senior secured notes accrue interest at the rate of London Inter Bank Offering Rate (“LIBOR”) plus 650 basis points per year and have a mandatory principal repayment of $27.5 million on the first anniversary of the closing date of the transaction. The senior secured notes also require mandatory principal repayment out of the net proceeds of any debt or equity financing, certain excess cash flow, or sale of assets or casualty loss, subject to customary exceptions.

(ii)	Amended and restated secured convertible notes in the principal amount of $60 million, with a maturity of 3 years secured by a second priority lien on the Company’s assets. The amended and restated convertible notes have an interest rate of 8 percent per annum and are convertible, at the option of the note-holders, at a price of $4.25 per share. Under the terms of agreement, the Company has right to redeem all the outstanding convertible notes at any time after the second anniversary (eligibility date) if the weighted average price of shares of Class A Common Stock exceeds 200% of conversion price on the commitment date for ten consecutive trading days following the eligibility date at price which is thirty days after its delivery of a mandatory redemption notice to the holders of secured convertible notes. The Company is also required to reserve out of its authorized and unissued shares of Class A Common Stock a number of shares equal to 120% of outstanding convertible notes from time to time necessary to effect the conversion.

(iii)	The issuance of warrants to purchase 2.65 million shares of our Class A common stock have an exercise price of $4.25 per share and are fully vested and exercisable immediately. The warrants will expire after the end of five years from date of issuance. The warrants were valued under Black-Scholes methodology as of the grant date. The aggregate value of $2.65 per warrant over the five year period is approximately $7 million and will be amortized over a period of three years corresponding to terms of convertibility of secured and convertible notes as a discount on long-term debt. The following assumptions were used to determine the fair value of warrants using the Black-Scholes valuation model: a term of five years, risk-free rate of 4.67%, volatility of 84%, and dividend yield of zero. The warrants were assigned a value of $7 million and are being amortized as a debt amortization expense over the three year term of the Notes. The total discount recognized in income statement relating to warrants was $0.3 million during the period ended June 30, 2007.

WORLDSPACE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company paid all accrued interest on the existing notes of $1.3 million and also paid and reimbursed $1.2 million, to the convertible notes holders for, all reasonable out-of-pocket costs and expenses incurred during this restructuring process and a $3.0 million restructuring fee to its advisor.

In June 2007, certain holders of the convertible notes elected to convert principal debt and related interest of $302,000 into 70,975 shares of the Company’s Class A Common Stock. The effect of this conversion reduced principal Convertible Debt and accrued interest and increased the issued and outstanding shares of the Company’s Class A Common Stock.

The Company evaluates the provisions of the Notes periodically to determine whether any provisions would be considered embedded derivatives that would require bifurcation under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). Since the shares of common stock underlying the Notes have been registered during the year ending December 31, 2006, they are readily convertible to shares of our Class A Common Stock. The registration with the SEC of the shares of common stock underlying the convertible notes payable satisfied the provisions for net settlement under SFAS No. 133. The Company has determined that even though our Notes do contain an embedded conversion feature, the Notes however are both indexed to the Company’s own stock and classified in stockholder’s equity in its financial statements and therefore under SFAS No. 133 are not considered for derivative accounting treatment.

In accordance with EITF No. 00-27, “Application of EITF 98-5: “Accounting for Convertible Securities with Beneficial Conversion Features or Adjustable Conversion Ratios”,” the value assigned to Notes and the Warrants were allocated based on their relative fair values. The value of Warrants was recorded as additional paid-in-capital and reduced the carrying value of the Notes. The company did not record any value towards beneficial conversion feature in accordance with EITF 98-5, since the fair market value of the common stock was lesser than the conversion price as on the commitment date.

Under the registration rights agreement, the Company has agreed to use its best efforts to file a registration statement for the resale of the 120% of Common stock issuable upon exercise of the Warrants. EITF 00-19-2, Accounting for Registration Payment Arrangements, requires the registration payment arrangements to be accounted for as a contingent liability. Since the Company complied with terms of the registration rights agreement by filing on July 31, 2007 the agreements with the Securities and Exchange Commission, accounting for a contingent liability was not required.

Notes Payable

In June 2006, we received $200,000 from the Montgomery County of the State of Maryland under the Economic Development Fund as a contingent loan. This loan could be converted into a grant if the Company maintains a specified number of employees on a particular maturity date and is in compliance with certain other terms of the agreement. The loan has a 5% annual interest rate. At June 30, 2007, under the terms of the loan, the Company was contingently obligated to repay the loan principal together with accrued interest.

In August 2006, we received $200,000 from the Department of Business and Economic Development of the State of Maryland as a contingent loan. This loan could be converted into a grant if the Company maintains a specified number of employees on a particular maturity date and is in compliance with certain other terms of the agreement. The loan has a 3% annual interest rate. At June 30, 2007, under the terms of the loan, the Company was contingently obligated to repay the loan principal together with accrued interest.

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

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate. The 2007 effective tax rate is estimated to be lower than the 35% statutory rate primarily due to anticipated earnings and losses of our subsidiaries outside of the U.S. in jurisdictions where our effective tax rate is lower than in the U.S. and the establishment of a valuation allowance against a portion of the US losses. Cash paid for income taxes was $2.5 million and $0.1 million during the six months ended June 30, 2007 and 2006, respectively.

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

We are required to review our FIN 48 contingencies on a quarterly basis and make adjustments if the facts change or our professional judgment of the outcome of the item changes. There have been no FIN 48 adjustments required in the second quarter of 2007.

(G) Net Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, Earnings Per Share and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Basic loss per share is computed by dividing net loss by the weighted-average number of outstanding shares of common stock. Diluted loss per share is computed by dividing net loss by the weighted-average number of shares adjusted for the potential dilution that could occur if stock options, SARS, warrants and other convertible securities were exercised or converted into common stock.

For the six-month periods ended June 30, 2007 and 2006, options, restricted stock awards, restricted stock units, SARS, warrants and other convertible securities to purchase approximately 20.8 million and 13.2 million shares of common stock, respectively, were outstanding, but not included in the computation of diluted earnings per share, because the effect would be anti-dilutive.

WORLDSPACE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(H) Commitments and Contingencies

Leases

The Company leases office space under non-cancelable operating leases that expire through 2016. As of June 30, 2007 minimum annual rental commitments under these leases are:

(in thousands)
July - December 2007	$1,842
2008	3,121
2009	2,685
2010	2,722
2011	2,644
Thereafter	12,007

Total lease commitments	$25,021
Less: Sublease rental income	(2,157)

$22,864

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

The Company entered into an agreement with the Internal Revenue Service in March 2007 to pay the outstanding income taxes payable of approximately $16.0 million on an installment basis. The terms of the agreement require monthly payments of $340,000 beginning April 28, 2007 through August 28, 2007. The remaining outstanding balance of approximately $13.3 million plus any accrued interest would have to be paid by September 28, 2007.

In April and May 2007, securities class action litigation suits were filed in the United States District Court for the Southern District of New York, on behalf of persons who purchased or otherwise acquired the Company’s publicly traded securities. The lawsuits were filed against the Company, Noah A. Samara, President and Chief Executive Officer; Sridhar Ganesan, Chief Financial Officer; Cowen & Co. LLC, and UBS Securities LLC (“Defendants”). The complaints (all similar) allege violations of Sections 11, 12(a)2, and 15 of the Securities Act of 1933. The suits claim that certain customers were incorrectly counted as subscribers after they had ceased to be paying subscribers. The complaints have been consolidated and on August 9, 2007, an amended complaint was filed on behalf of all the plaintiffs. The Company is planning to vigorously defend against these claims.

Design and Production Agreement

The Company is committed to purchasing 722,445 satellite radio receiver chipsets for approximately $18.2 million at June 30, 2007. The chipsets have not been purchased as of June 30, 2007. The Company has recorded a liability of $18.2 million at June 30, 2007 and December 31, 2006, respectively, as accrued purchase commitment in the accompanying consolidated balance sheets.

(I) Contingent Royalty Obligation

Effective December 31, 2004 the Company restructured $1,553 million of notes payable and advances. Under the terms of the agreements, the ongoing obligations of the Company to the lender were set forth in a

WORLDSPACE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(J) Minority Interest

The Company’s Italian subsidiary, WorldSpace Italia S.r.l., is a majority-owned subsidiary of the Company’s European holding company, Viatis Satellite Radio. WorldSpace Italia’s other partner is New Satellite Radio S.r.l., an Italian company whose primary shareholder is Class Editori S.p.A., a media and broadcast corporation based in Milan. New Satellite Radio holds a 35 percent interest in WorldSpace Italia S.r.l., and has contributed $0.9 million towards capital investment. The net outstanding minority interest of New Satellite Radio S.r.l., as of June 30, 2007 was $0.2 million and is separately classified in the accompanying unaudited condensed consolidated balance sheets

(K) Recent Accounting Pronouncements

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

WORLDSPACE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(L) Geographic Areas

The following tables present summary operating information by geographic segment for the three and six months ended June 30, 2007 and 2006:

	Geographical Area Data
	Three Months ended June 30,		Six Months ended June 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Revenue
United States	$929	$635	$1,537	$1,401
France	284	822	526	1,142
Kenya	—	416	11	636
South Africa	270	210	440	430
Singapore	8	17	17	32
India	2,038	1,563	3,945	3,404
Other foreign countries	79	96	178	194

	$3,608	$3,759	$6,654	$7,239

Long-lived Segment Assets:

	June 30, 2007	December 31, 2006
	(in thousands)
United States	$333,818	$359,181
Foreign countries	4,259	3,610

Excludes deferred financing costs, restricted cash and investments and investments in affiliates and other assets.

(M) Related Party Transactions

In March 2007, the Company agreed to indemnify the Chairman, Chief Executive Officer and President, Noah A. Samara, for personal legal expenses associated with certain matters arising by reason of the fact that Mr. Samara was an officer and/or director of the Company. Total costs agreed to be reimbursed by the Company were $650,000 and $0 for the six months ended June 30, 2007 and 2006, respectively. Such indemnifiable costs are included in the accompanying Unaudited Condensed Consolidated Statements of Operations under General and Administrative expenses.

(N) Subsequent events

In July and August 2007, certain holders of the convertible notes elected to convert principal debt and related interest of $1.4 million into 333,668 shares of the Company’s Class A Common Stock. The effect of this conversion reduced Convertible Debt and accrued interest and increased Class A Common Stock.

On July 18, 2007, Fiat Group Automobiles S.p.A. and WorldSpace, Inc. signed a marketing agreement under which Fiat Group Automobiles will become the first automobile manufacturer to install and distribute in Italy WorldSpace satellite radios, and WorldSpace will offer broad-based satellite radio services, with digital quality.

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

Summary Operating Metrics

The key metrics we use to monitor our business growth and our operational results are: ending subscribers, Average Monthly Subscription Revenue Per Subscriber (“ARPU”), Subscriber Acquisition Cost (“SAC”), Cost Per Gross Addition (“CPGA”) and EBITDA presented as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net Subscriber Additions	(1,313)	6,528	(8,772)	44,659
India	3,261	7,774	11,605	44,923
ROW (5)	(4,574)	(1,246)	(20,377)	(264)
Total EOP Subs	190,333	159,965	190,333	159,965
India	173,615	119,497	173,615	119,497
ROW (5)	16,718	40,468	16,718	40,468
ARPU (1)	$3.28	$3.78	$3.23	$4.00
ARPU (India)	2.98	2.90	2.96	2.98
ARPU (ROW) (5)	6.06	6.23	5.57	6.54
SAC (2)	$21	$41	$28	$41
SAC (India)	22	41	29	42
SAC (ROW) (5)*	0	0	0	0
CPGA (3)	$110	$131	$91	$133
CPGA (India)	108	122	87	126
CPGA (ROW) (5)	144	262	124	225
EBITDA (4)	$(26,915)	$(30,832)	$(49,937)	$(62,034)

(1)	Average Monthly Subscription Revenue Per Subscriber (“ARPU”)—Please see further discussion under Average Monthly Subscription Revenue Per Subscriber under “Managements Discussion and Analysis of Financial Condition” and “Results of Operations-Revenue”
(2)	SAC—Please see further discussion under Subscriber Acquisition Cost under “Managements Discussion and Analysis of Financial Condition” and “Results of Operations-Cost of services”. SAC does not include any cost related to corporate overhead or headcount.
(3)	CPGA—Please see further discussion under Cost Per Gross Addition under “Managements Discussion and Analysis of Financial Condition” and “Results of Operations-Operating expense”. CPGA does not include any cost related to corporate overhead or headcount.
(4)	EBITDA—We refer to net loss before interest income, interest expense, income taxes, depreciation and amortization as “EBITDA”. EBITDA is not a measure of financial performance under generally accepted accounting principles. We believe EBITDA is often a useful measure of a company’s operating performance and is a significant basis used by our management to measure the operating performance of our business. Because we have funded and completed the build-out of our system through the raising and expenditure of large amounts of capital, our results of operations reflect significant charges for depreciation, amortization and interest expense. EBITDA, which excludes this information, provides helpful information about the operating performance of our business, apart from the expenses associated with our physical plant or capital structure. EBITDA is frequently used as one of the bases for comparing businesses in our industry, although our measure of EBITDA may not be comparable to similarly titled measures of other companies. EBITDA does not purport to represent operating loss or cash flow from operating activities, as those terms are defined under generally accepted accounting principles and should not be considered as an alternative to those measurements as an indicator of our performance.

(5)	ROW—Rest of World: All other operating regions excluding India.
*	SAC (ROW) for the three and six months ended June 30, 2007 and 2006 was negative, indicating a positive margin from the sale of equipment and therefore was denoted with a zero value whereas India’s SAC represents negative margins resulting from its costs exceeding its revenues.

	Three months ended June 30,
	2007	2006
Reconciliation of Net Loss to EBITDA
Net Loss as reported	$(51,246)	$(36,661)
Addback non-EBITDA items included in net loss:
Interest income	(1,779)	(3,094)
Interest expense	14,539	2,326
Depreciation & amortization	14,805	14,708
Deferred income tax benefit	(3,234)	(8,111)

EBITDA	$(26,915)	$(30,832)

	Six months ended June 30,
	2007	2006
Reconciliation of Net Loss to EBITDA
Net Loss as reported	$(86,778)	$(65,855)
Addback non-EBITDA items included in net loss:
Interest income	(4,073)	(6,040)
Interest expense	17,206	4,625
Depreciation & amortization	29,402	29,454
Deferred income taxes benefit	(5,694)	(24,218)

EBITDA	$(49,937)	$(62,034)

Results of Operations

WORLDSPACE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three-Months and Six Months ended June 30, 2007 and 2006

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(in thousands, except share and per share data)
Revenue
Subscription revenue	$1,884	$1,928	$3,704	$3,530
Equipment revenue	535	698	1,015	1,774
Other revenue	1,189	1,133	1,935	1,935

Total Revenue	3,608	3,759	6,654	7,239

Operating Expenses
Cost of Services (excludes depreciation shown separately below)
Satellite and transmission, programming and other	8,266	6,884	15,635	14,154
Cost of equipment	952	2,314	2,706	5,470
Research and development	1,430	(163)	1,525	491
Selling and marketing	3,491	5,216	5,985	11,795
General and administrative	16,060	17,896	30,339	34,549
Depreciation and amortization	14,805	14,708	29,402	29,454

Total Operating Expenses	45,004	46,855	85,592	95,913

Loss from Operations	(41,396)	(43,096)	(78,938)	(88,674)

Other Income (Expense)
Interest income	1,779	3,094	4,073	6,040
Interest expense	(2,473)	(1,946)	(4,761)	(3,866)
Write-off of deferred debt issuance costs	(11,516)	—	(11,516)	—
Deferred financing costs and warrants	(550)	(380)	(929)	(759)
Other	(324)	(2,444)	(401)	(2,814)

Total Other Income (Expense)	(13,084)	(1,676)	(13,534)	(1,399)

Loss Before Income Taxes	(54,480)	(44,772)	(92,472)	(90,073)
Income Tax Benefit	3,234	8,111	5,694	24,218

Net Loss	(51,246)	(36,661)	(86,778)	(65,855)

Loss per share—basic and diluted	$(1.30)	$(0.98)	$(2.21)	$(1.78)

Weighted Average Number of Shares Outstanding	39,391,365	37,240,585	39,202,912	37,085,353

See accompanying notes to unaudited condensed consolidated financial statements.

Three months ended June 30, 2007 compared with three months ended June 30, 2006

Revenue

The table below presents our operating revenue for the three months ended June 30, 2007 and 2006, together with the relevant percentage of total revenue represented by each revenue category.

	Three months ended June 30,
	2007		2006
	($ in thousands)
Revenue:
Subscription	$1,884	52.2%	$1,928	51.3%
Equipment sales	535	14.8%	698	18.6%
Other	1,189	33.0%	1,133	30.1%

Total revenue:	$3,608	100.0%	$3,759	100.0%

Total revenue for the three months ended June 30, 2007 was $3.6 million, a 4.0% decrease compared with $3.8 million for the three months ended June 30, 2006. This was primarily due to a reduction in revenue from equipment sales, and revenue from subscribers to our Digital Audio Radio Service (DARS).

Subscription revenue. Subscription revenue for the three months ended June 30, 2007 was approximately $1.9 million, a decrease of 2.3% compared with $1.9 million generated in the three months ended June 30, 2006. The increase in our paying subscribers was offset by the lower ARPU as an increasing proportion of subscribers was derived from India where single market ARPU is lower than in other markets. We experienced a net loss in subscriber additions in ROW primarily in South Africa and Europe when we stopped selling new subscriptions to European customers within the Northwest beam coverage area of the AfriStar satellite in preparation for the testing and subsequent launch of its service in Italy.

Average Monthly Subscription Revenue Per Subscriber (ARPU).

Blended ARPU (for India and ROW) was $3.28 for the three months ended June 30, 2007 and $3.78 for the three months ended June 30, 2006. The reduction in blended ARPU for 2007 compared to 2006 resulted from the shift of the subscribers’ weight to India where single market ARPU is lower than other markets. ARPU from India was $ 2.98 for the three months ended June 30, 2007, and $2.90 for the three months ended June 30, 2006

Equipment sales revenue. Equipment sales revenue was approximately $0.5 million for the three months ended June 30, 2007, a decrease of 23.3% compared with $0.7 million for the three months ended June 30, 2006. This decrease was primarily due to decreased unit sales in India. We sold approximately 16,000 receivers in the three months ended June 30, 2007, compared with approximately 30,000 receivers sold in the three months ended June 30, 2006.

Other revenue. Other revenue for the three months ended June 30, 2007 was $1.2 million, an increase of 4.8% compared with $1.1 million for the three months ended June 30, 2006. This increase was primarily due to an increase in capacity lease revenues and government services revenue, partially offset by a decline in miscellaneous other revenue.

Capacity lease revenue. Satellite capacity leasing revenue for the three months ended June 30, 2007 was $0.7 million, an increase of 48.5% compared with $0.5 million for the three months ended June 30, 2006. This increase was primarily due to a new contract from South Africa.

Government services revenue. Government services revenue for the three months ended June 30, 2007 was $0.2 million, an increase of 111.8% compared with $0.1 million for the three months ended June 30, 2006. Government services revenues increased as we continued servicing a data service contract launched in Q4 2005.

Miscellaneous other revenue. Other revenue (including licensing/manufacturing income and syndication income) for the three months ended June 30, 2007 was $0.3 million, a decrease of 53.3% compared with $0.6 million for the three months ended June 30, 2006. This decrease was primarily due to a litigation settlement received from a former broadcaster in 2006 in France.

Cost of services

The table below presents our costs of services for the three months ended June 30, 2007 and 2006, together with the relevant percentages of total cost of services for each cost category.

	Three months ended June 30,
	2007		2006
	($ in thousands)
Cost of services:
Engineering & broadcast operations	$3,878	42.1%	$3,612	39.2%
Content & programming	3,402	36.9%	2,503	27.2%
Customer care, billing & collection	724	7.9%	517	5.6%
Cost of equipment	952	10.3%	2,314	25.2%
Other cost of services	262	2.8%	252	2.7%

Total cost of services:	$9,218	100.0%	$9,198	100.0%

Total cost of services for the three months ended June 30, 2007 and 2006 was relatively constant at approximately $9.2 million. Decreases in cost of equipment were offset by increases in content & programming costs.

Engineering and broadcast operations. Engineering and broadcast expense, including the cost of operating our two satellites, ground control systems and telecommunications links as well as our in-orbit insurance, for the three months ended June 30, 2007 was $3.9 million, an increase of 7.8% compared with $3.6 million in the three months ended June 30, 2006. Increased operational costs were, offset by a decrease in in-orbit insurance of $0.4 million as our policy premiums on our AfriStar and AsiaStar satellites were reduced.

Content and programming. Content and programming expense, which includes content production, music royalties and other content acquisition costs, for the three months ended June 30, 2007 was $3.4 million, an increase of 36.0% compared with $2.5 million for the three months ended June 30, 2006. These expenses increased as we increased staffing levels to support the launch of live programming and additional channels specifically for the Indian market. We also increased payments for music rights royalties due to the addition of a Bollywood content license, exclusive rights for live audio broadcast of cricket outside of India, PPL license expenses and changes in other content royalties (IFPI, PRS London).

Customer care, billing & collection. Customer care, billing and collections expense for the three months ended June 30, 2007 was $0.7 million, an increase of 40.1% compared with $0.5 million for the three months ended June 30, 2006, due to an increased focus on customer retention programs.

Cost of Equipment. Cost of equipment for the three months ended June 30, 2007 was $1.0 million, a decrease of 58.9% compared with $2.3 million, in the three months ended June 30, 2006. Cost of equipment decreased due to a decreased number of receivers being sold in India. We sold approximately 16,000 receivers in the three months ended June 30, 2007, compared with approximately 30,000 receivers sold in the three months ended June 30, 2006.

Subscriber Acquisition Cost (SAC)

Total blended SAC (for India and ROW) calculated based on unit sales to our distributors, was approximately $21 per subscriber for the three months ended June 30, 2007 and $41 for the three months ended June 30, 2006. SAC for India, was approximately $22 per subscriber for the three months ended June 30, 2007 and approximately $41 per subscriber for the three months ended June 30, 2006.

Other cost of services. Other cost of services for the three months ended June 30, 2006 was relatively flat at $0.3 million, an increase of 4.0% compares with the three months ended June 30, 2006. Other costs include Thompson technology fee (chipset royalties), development & technology expenses and cost to service the government services activities.

Operating expense

The table below presents our operating expense for the three months ended June 30, 2007 and 2006 together with the relevant percentages of total operating expenses for each cost category.

	Three months ended June 30,
	2007		2006
	($ in thousands)
Operating expense:
Cost of Services	$9,218	20.5%	$9,198	19.6%
Research & Development	1,430	3.2%	(163)	(0.3)%
Selling and Marketing	3,491	7.8%	5,216	11.2%
General & Administrative	16,060	35.7%	17,896	38.2%
Depreciation and amortization	14,805	32.9%	14,708	31.4%

Total operating expense:	$45,004	100.0%	$46,855	100.0%

Total operating expense for the three months ended June 30, 2007 was $45.0 million, a 4.0% decrease compared with $46.9 million for the three months ended June 30, 2006. This decrease was primarily due to decreases in our selling and marketing, and general and administrative expense. Our selling and marketing expense for the three months ended June 30, 2007 was $3.5 million, a decrease of 33.3% compared with $5.2 million in the three months ended June 30, 2006. This decrease was primarily due to reduction in marketing activity as we completed launches in our key markets during 2006, and reduced operational resources allocated to the Indian market during 2007 pending greater clarity on India’s satellite radio policy. Our general and administrative expense for the three months ended June 30, 2007 was $16.1 million, a decrease of 10.2% compared with $17.9 million in the three months ended June 30, 2006. This decrease was primarily due to a $3.1 million decrease in stock based compensation, and a $3.1 million decrease in headcount expenses, offset by a $4.2 million increase in banking & legal fees associated with the restructuring of the Convertible Note. The Company granted certain key executives restricted stock awards, in connection with our initial public offering in August 2005, which vested over a six month period. This vesting period was extended through January 3, 2007, hence the reduction in stock option expense related to these options for this period compared to last year. Research and development expenses was $1.4 million for the three months ended June 30, 2007, an increase of $1.5 million compared with -$0.2 million for the three months ended June 30, 2006. This was primarily due to continued development work on the European chipset. In the three months ended June 30, 2006, the Company also recognized the fair value of the warrant related to work to obtain an operational chipset developed with support from XM. The Company has determined that due to technological differences in developing customized chip-set and terrestrial repeater networks, the likelihood of warrants vesting to XM is not probable and has ceased to record any additional R&D expense during the three months ended June 30, 2007. Depreciation and amortization expense for the three months ended June 30, 2007 and the three months ended June 30, 2006 remained relatively constant at $14.8 million.

Cost Per Gross Addition (CPGA)

Total blended CPGA expense (for India and ROW) was approximately $2.8 million for the three months ended June 30, 2007 and approximately $4.6 million for the three months ended June 30, 2006. CPGA for India was approximately $2.5 million for the three months ended June 30, 2007 and approximately $4.1 million for the three months ended June 30, 2006. Unit blended CPGA (for India and ROW), was approximately $110 for the three months ended June 30, 2007 and approximately $131 for the three months ended June 30, 2006. CPGA for India, was approximately $108 for the three months ended June 30, 2007 and approximately $122 for the three months ended June 30, 2006. CPGA declined due to a reduced marketing spend as we completed our launch in key markets.

Other income (expense)

Interest income. Interest income for the three months ended June 30, 2007 was $2.0 million, a decrease of 22.2% compared with $3.1 million in the three months ended June 30, 2006. This decrease was due to decreased average cash balances as we experienced operating losses and made a $50 million repayment as part of the restructuring of our Convertible Notes. See Note E – Debt of the financial statements.

Interest expense. Interest expense for the three months ended June 30, 2007 and 2006 was $2.5 million and $1.9 million, respectively. During the three months ended June 30, 2007, we completed a restructuring agreement with the holders of the $155 million Convertible Notes. Although the total debt has been reduced to $105 million, the refinanced debt carries a higher interest rate. In addition, a portion of the interest expense is based on LIBOR + 6.5% thus our future interest expense will fluctuate accordingly.

Write-off of deferred debt issuance costs. Write-off of deferred debt issuance costs for the three months ended June 30, 2007 was $11.5 million compared with no expense recorded in the three months ended June 30, 2006. This write-off was due to the recently completed debt restructuring agreement in 2007.

Other expense. Other expense for the three months ended June 30, 2007 was $0.3 million compared with $2.4 million of expense recorded in the three months ended June 30, 2006. This increase was primarily due to a write-off of leasehold improvements in 2006.

Income tax

During the three months ending June 30 2007, the Company recorded an income tax benefit of $3.2 million compared to $8.1 million for the three months ending June 30, 2006 due to an establishment of a valuation allowance against a portion of the U.S. loss. This benefit is the result of current period operating losses, certain foreign net operating losses and an adjustment associated with section 162(m) limitation.

Six months ended June 30, 2007 compared with six months ended June 30, 2006

Revenue

The table below presents our operating revenue for the six months ended June 30, 2007 and 2006, together with the relevant percentage of total revenue represented by each revenue category.

	Six months ended June 30,
	2007		2006
	($ in thousands)
Revenue:
Subscription	$3,704	55.7%	$3,530	48.8%
Equipment sales	1,015	15.2%	1,774	24.5%
Other	1,935	29.1%	1,935	26.7%

Total revenue:	$6,654	100.0%	$7,239	100.0%

Total revenue for the six months ended June 30, 2007 was $6.7 million, an 8.1% decrease compared with $7.2 million for the six months ended June 30, 2006. This was primarily due to a reduction in revenue from equipment sales, offset by increased revenue from subscribers to our DARS.

Subscription revenue. Subscription revenue for the six months ended June 30, 2007 was approximately $3.7 million, an increase of 4.9% compared with $3.5 million generated in the six months ended June 30, 2006. This increase in subscription revenues was primarily due to the increase in our paying subscribers, offset by the lower ARPU as an increasing proportion of subscribers was derived from India where single market ARPU is lower than in other markets. We lost approximately 13,000 subscribers from ROW as our contract with KIE terminated on January 1, 2007. We experienced a net loss in subscriber additions in ROW primarily in South Africa and Europe where we stopped selling new subscriptions to European customers within the Northwest beam coverage area of the AfriStar satellite in preparation for the testing and subsequent launch of service in Italy.

Average Monthly Subscription Revenue Per Subscriber (ARPU).

Blended ARPU (for India and ROW) was $3.23 for the six months ended June 30, 2007 and $4.00 for the six months ended June 30, 2006. The reduction in blended ARPU for 2007 compared to 2006 resulted from the shift of the subscribers’ weight to India where single market ARPU is lower than other markets. ARPU from India was $2.96 for the six months ended June 30, 2007, and $2.98 for the six months ended June 30, 2006

Equipment sales revenue. Equipment sales revenue was approximately $1.0 million for the six months ended June 30, 2007, a decrease of 42.8% compared with $1.8 million for the six months ended June 30, 2006. This decrease was primarily due to decreased unit sales in India. We sold approximately 44,000 receivers in the six months ended June 30, 2007, compared with approximately 82,000 receivers sold in the six months ended June 30, 2006.

Other revenue. Other revenue for the six months ended June 30, 2007 was $1.9 million remaining, relatively flat compared with the six months ended June 30, 2006. Other revenue primarily consists of capacity lease revenue and government services revenue.

Capacity lease revenue. Satellite capacity leasing revenue for the six months ended June 30, 2007 was $1.1 million, an increase of 35.0% compared with $0.8 million for the six months ended June 30, 2006, primarily due to a new contract in South Africa.

Government services revenue. Government services revenue for the six months ended June 30, 2007 was $0.3 million, remaining relatively flat compared with $0.3 million for the six months ended June 30, 2006.

Miscellaneous other revenue. Other revenue (including licensing/manufacturing income and syndication income) for the was $0.5 million for the six months ended June 30, 2007 a decrease of 33.6% compared with $0.8 million for the six months ended June 30, 2006. This decrease was primarily due to a litigation settlement received from a former broadcaster in 2006 in France.

Cost of services

The table below presents our costs of services for the six months ended June 30, 2007 and 2006, together with the relevant percentages of total cost of services for each cost category.

	Six months ended June 30,
	2007		2006
	($ in thousands)
Cost of services:
Engineering & broadcast operations	$7,250	39.5%	$8,124	41.4%
Content & programming	6,684	36.4%	4,436	22.6%
Customer care, billing & collection	1,361	7.4%	1,122	5.7%
Cost of equipment	2,706	14.8%	5,470	27.9%
Other cost of services	340	1.9%	472	2.4%

Total cost of services:	$18,341	100.0%	$19,624	100.0%

Total cost of services for the six months ended June 30, 2007 was $18.3 million, a 6.5% decrease compared with $19.6 million in the six months ended June 30, 2006. This decrease was primarily due to decreases in the engineering and broadcast operations, and cost of equipment offset by increases in content & programming.

Engineering and broadcast operations. Engineering and broadcast expense, including the cost of operating our two satellites, ground control systems and telecommunications links as well as our in-orbit insurance, for the six months ended June 30, 2007 was $7.3 million, a decrease of 10.8% compared with $8.1 million in the six months ended June 30, 2006. This was primarily due to a decrease in in-orbit insurance of $0.9 million as our policy premiums on our AfriStar and AsiaStar satellites were reduced.

Content and programming. Content and programming expense, which includes content production, music royalties and other content acquisition costs, for the six months ended June 30, 2007 was $6.7 million, an increase of 50.7% compared with $4.4 million for the six months ended June 30, 2006. These expenses increased as we increased staffing levels to support the launch of live programming and additional channels specifically for the Indian market. We also increased payments for music rights royalties due to the addition of a Bollywood content license, exclusive rights for live audio broadcast of cricket outside of India, PPL license expenses and changes in other content royalties (IFPI, PRS London).

Customer care, billing & collection. Customer care, billing and collections expense for the six months ended June 30, 2007 was $1.4 million, an increase of 21.4% compared to $1.1 for the six months ended June 30, 2006 due to an increased focus on customer retention programs.

Cost of Equipment. Cost of equipment for the six months ended June 30, 2007 was $2.7 million, a decrease of 50.5% compared with $5.5 million, in the six months ended June 30, 2006. Cost of equipment decreased due to a decreased number of receivers being sold in India. We sold approximately 44,000 receivers in the six months ended June 30, 2007, compared with approximately 82,000 receivers sold in the six months ended June 30, 2006.

Subscriber Acquisition Cost (SAC)

Total blended SAC (for India and ROW) calculated based on unit sales to our distributors, was approximately $28 per subscriber for the six months ended June 30, 2007 and $41 for the six months ended June 30, 2006. SAC for India, was approximately $29 per subscriber for the six months ended June 30, 2007 and approximately $42 per subscriber for the six months ended June 30, 2006.

Other cost of services. Other cost of services for the six months ended June 30, 2006 was $0.3 million, a decrease of 28.1% compared to $0.5 million the six months ended June 30, 2006, primarily due to reductions in Government Service expenses as these contracts were completed.

Operating expense

The table below presents our operating expense for the six months ended June 30, 2007 and 2006, together with the relevant percentage increase (decrease) year-over-year.

	Six months ended June 30,
	2007		2006
	($ in thousands)
Operating expense:
Cost of Services	$18,341	21.4%	$19,624	20.5%
Research & Development	1,525	1.8%	491	0.5%
Selling and Marketing	5,985	7.0%	11,795	12.3%
General & Administrative	30,339	35.4%	34,549	36.0%
Depreciation and amortization	29,402	34.4%	29,454	30.7%

Total operating expense:	$85,592	100.0%	$95,913	100.0%

Total operating expense for the six months ended June 30, 2007 was $85.6 million, a 10.8% decrease compared with $95.9 million for the six months ended June 30, 2006. This decrease was primarily due to decreases in our selling and marketing, general and administrative expense and our cost of services. Our selling and marketing expense for the six months ended June 30, 2007 was $6.0 million, a decrease of 49.3% compared with $11.8 million in the six months ended June 30, 2006. This decrease was primarily due to reduction in marketing activity as we completed launches in our key markets during 2006, and reduced operational resources allocated to the Indian market during 2007 pending greater clarity on India’s satellite radio policy. Our general and administrative expense for the six months ended June 30, 2007 was $30.3 million, a decrease of 12.2% compared with $34.5 million in the six months ended June 30, 2006. This decrease was primarily due to a $5.1 million decrease in stock based compensation, a $1.4 million decrease in headcount expense, $1 million decrease in professional fees (excluding restructuring fees), a $0.5 million decrease in facilities as a result of a lease termination fee paid in Q1 2006, offset by a $4.2 million increase in financing & legal fees paid as a result of the restructuring of our Convertible Notes – See Note E Debt of the financial statements. Research & development expenses were $1.5 million for the three months ended June 30, 2007; an increase of 210.6% compared to $0.5 million for the three months ended June 30, 2006. This increase is due to continuing work on the Company’s European ESDR Network. Depreciation and amortization expense for the six months ended June 30, 2007 and the six months ended June 30, 2006 remained relatively constant at relatively $29.4 million.

Cost Per Gross Addition (CPGA)

Total blended CPGA expense (for India and ROW) was approximately $4.9 million for the six months ended June 30, 2007 and approximately $10.8 million for the six months ended June 30, 2006. CPGA for India was approximately $4.4 million for the six months ended June 30, 2007 and approximately $9.8 million for the six months ended June 30, 2006. Unit blended CPGA (for India and ROW), was approximately $91 for the six months ended June 30, 2007 and approximately $133 for the six months ended June 30, 2006. CPGA for India, was approximately $87 for the six months ended June 30, 2007 and approximately $126 for the six months ended June 30, 2006. CPGA declined due to a reduced marketing spend as we completed our launch in key markets.

Other income (expense)

Interest income. Interest income for the six months ended June 30, 2007 was $4.1 million, a decrease of 32.6% compared with $6.0 million in the six months ended June 30, 2006. This decrease was due to decreased average cash balances used for operations and a $50 million repayment as part of the restructuring of our Convertible Notes. See Note E – Debt of the financial statements.

Interest expense. Interest expense for the six months ended June 30, 2007 and 2006 was $4.8 million and $3.9 million respectively. During the three months ended June 30, 2007, we completed a restructuring agreement with the holders of the $155 million Convertible Notes. Although the total debt has been reduced to $105 million, the refinanced debt carries a higher interest rate. In addition, a portion of the interest expense is based on LIBOR + 6.5% thus our future interest expense will fluctuate accordingly.

Write-off of deferred debt issuance costs. Write-off of deferred debt issuance costs for the six months ended June 30, 2007 was $11.5 million compared with no expense recorded in the three months ended June 30, 2006. This write-off was due to the recently completed debt restructuring agreement in 2007.

Other expense. Other expense for the six months ended June 30, 2007 was $0.4 million compared with $2.8 million of expense recorded in the six months ended June 30, 2006. This increase was primarily due to a write-off of leasehold improvements in 2006.

Income tax

During the six months ending June 30 2007, the Company recorded an income tax benefit of $5.7 million compared to $24.2 million for the six months ending June 30, 2006 due to an establishment of a valuation allowance against a portion of the U.S. loss. This benefit is the result of current period operating losses, certain foreign net operating losses and an adjustment associated with section 162(m) limitation.

LIQUIDITY AND CAPITAL RESOURCES

Overview

As of June 30, 2007, we had cash and cash equivalents of $18.2 million, and marketable securities of $40.7 million. Cash and cash equivalents and marketable securities decreased $106.5 million during the six months ended June 30, 2007. This decrease resulted from $53.3 million used in operating activities, $93.4 million provided by investing activities, and $49.8 million used in financing activities. Cash flows used in operating activities includes the net loss of $86.8 million, and $4.3 million loss from working capital, offset in part by $37.8 million in non cash expenses included in net loss. Cash flows from investing activities consisted mainly of $97.1 million in net sales of marketable securities, $1.1 million used for the purchase of property and equipment and $3.8 million used for purchase of satellite and related systems. Cash flows used in financing activities of $48.7 million mainly included the cash redemption of $50 million of Convertible Notes as part of the convertible debt restructuring, offset in part by proceeds from exercise of warrants and employee options.

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

Uses of Cash

Our cash used during the six months ended June 30, 2007, consisted primarily of funding operating expenses, and working capital, the $50 million repayment as part of the restructuring of our Convertible Notes—See Note D – Debt of the financial statements, and $5.5 million in associated restructuring, interest, and legal fees.

Future Operating Liquidity and Capital Resource Requirements

On June 1, 2007, we restructured the $155 million convertible notes that we had on our balance sheet at the beginning of the year which resulted in repayment of $50 million of the notes in cash. We also paid $4.2 million for restructuring costs and interest on the Convertible Notes. Normal operating and capital expenditures during the second quarter amounted to about $26.5 million for total cash spend of about $80.7 million, leaving the Company with total cash and cash equivalents, marketable securities, restricted cash and investments, of about $63.7 million at June 30, 2007.

We currently intend to use existing cash reserves mainly to execute our business plans. The focus of our execution includes continuing to build towards the launch of mobile services in the Middle East and Italy, and continuing our operations in India. For the remainder of 2007, our funding in India mainly includes minimal marketing spend towards subscriber acquisitions, costs related to subscriber management, content and overhead expenses; for Italy, we contemplate business development and technology related expenses geared towards a service launch in the second half of 2008; for the Middle East, in 2007, we anticipate minimal technology-related and other expenditures for a service launch in Bahrain; and for China, other European markets and other selected markets within our coverage areas, it includes limited business development expenses.

We expect that the majority of our cash outflow during year 2007 would be directed towards sales and marketing activities for subscriber acquisitions, additional content and programming development, non-operating and capital expenditures, corporate expense, which includes debt restructuring cost of over $3 million and interest costs of $1.3 million. In addition, if we are unable to negotiate an extended payment plan with Internal Revenue Service, the Company will be required to repay its outstanding tax liability of about $15 million in September of 2007.

We are currently reviewing our business plan for potential modifications that could result in the reduction of cash expenditures for the remainder of 2007.

Our financial projections are based on assumptions which we believe are reasonable but contain significant uncertainties. Based upon our current plans, though challenging, if we are able to reduce our cash expenditures for the remainder of 2007, we estimate that our cash, cash equivalents and marketable securities will be sufficient to cover our estimated funding needs for the remainder 2007.

With a view to increasing future operating liquidity and augment its capital resources, the Company is currently in discussions to raise additional funds.

Our business is still in its early stages, and we regularly evaluate our plans and strategy. These evaluations may result in changes to our plans and strategy, some of which may be material and significantly change our cash requirement. Our business plan is based on estimates regarding expected future costs and expected revenue. Our costs may exceed or our revenues may fall short of our estimates, our estimates may change, and future developments may affect our estimates. Furthermore, we will require a significant amount of additional cash to fully launch our business in Western Europe and China, subject to receipt of regulatory approvals, and fund the cost to modify and launch our spare satellite. In addition, a principal amount of $27.5 million of the senior secured notes that was issued as part of the convertible note restructuring will be repayable on May 31, 2008. We will require additional financing in 2007 to continue implementing our current business plan. However, there can be no assurance that we will be successful in securing financing or that it will be available to us at attractive terms.

Management believes that the Company has access to capital resources through possible public or private equity offerings or debt financings and the Company is currently in discussions to raise additional funds. However, it has not secured any commitment for new financing at this time nor can it provide any assurance that new financing will be available on commercially acceptable terms, if at all. If the Company is unable to secure additional capital, or successfully delay payment of approximately $15 million for outstanding tax liabilities due to be paid in September 2007, it will be required to curtail its operations, and if these measures fail, it may not be able to continue its business.

Our ability to obtain the financing in the future will depend on several factors, including future market conditions; our success in developing, implementing and marketing our satellite radio service, our future creditworthiness and restrictions contained in agreements with our investors or lenders. If we fail to obtain any necessary financing on a timely basis or on attractive terms, our results of operations could be materially adversely affected. Additional financings will increase our level of indebtedness and/or result in further dilution to existing shareholders.

Under the terms of the senior secured notes and amended and restated convertible notes we issued as part of the convertible note restructuring, we may incur secured indebtedness of up to $105 million (less any amounts outstanding under the senior secured notes) of senior secured first priority indebtedness. We may borrow up to $100 million (less any amounts outstanding under the amended and restated convertible notes) of senior secured second priority indebtedness which is pari passu with the amended and restated convertible notes and unlimited unsecured debt, as long as such debt has a maturity date that is at least 91 days after the maturity date of the amended and restated convertible notes. We will be required to repay any outstanding principal of the senior secured notes from new equity or debt financing, certain excess cash flow or the cash proceeds of asset sales and casualty events, subject to customary exceptions. We are not permitted to make any mandatory or optional prepayment on debt (other than permitted first priority secured debt) while the amended and restated convertible notes are outstanding.

Capital Expenditures

We have spent approximately $752 million on capital expenditures related to the development and launch of our satellites, for our ground systems and for property and equipment. We may spend additional amounts to enhance our infrastructure with terrestrial repeaters depending on licenses and business requirement, if supported by an appropriate business model and funding of such projects. We expect to start our terrestrial repeater network build-out in key metropolitan areas in India late in 2007 or in 2008, assuming we obtain the necessary regulatory approvals. We currently estimate the costs to be approximately $20 million over the next few years. This amount will need to be reviewed as we conduct actual testing, including further topographical analysis. We also expect to start our terrestrial repeater build out in Bahrain; however we do not expect this cost to be significant. Over the next 12 months we also anticipate technology and terrestrial repeater development expenses associated with rolling out our services in Italy. We estimate those expenses to be approximately $20 million beginning in 2008. Until we receive the final approvals from China’s regulatory agencies, we will not start the build-out of a terrestrial repeater network in China. Our future capital expenditures will depend on our business strategy and our response to business opportunities and trends in our industry and our markets.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency

As a global company, we are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany balances between subsidiaries that operate in different functional currencies and transactions with customers, suppliers and employees that are denominated in foreign currencies. Our objective is to minimize our exposure to these risks through our normal operating activities and, where appropriate, to have these transactions denominated in United States dollars. For the six months ended June 30, 2007, approximately 77% of our total revenues and 26% of total operating expenses were denominated in foreign currencies. The following table shows approximately the split of these foreign currency exposures by principal currency:

	Foreign Currency Exposure at June 30, 2007				Other	Total Exposure
	Euro	Indian Rupee	Kenyan Shilling	South African Rands
Total Revenues (six months ended June 30, 2007)	10%	77%	0%	9%	4%	100%

Total Cost of Revenues and Operating Expenses (six months ended June 30, 2007)	16%	57%	0%	5%	22%	100%

For the six months ended June 30, 2006, approximately 55% of our total revenues and 28% of our total operating expenses were denominated in foreign currencies.

Interest Rates

As a result of the company’s restructuring agreement noted in Note E – Debt, a portion of the interest expense on the senior secured debt, although immaterial for the period ending June 30, 2007, is based on LIBOR, which will fluctuate in the future. Prior to June 1, 2007, the company’s market risk from changes in interest rates was not material because our long-term debt only included Convertible Notes which had a fixed interest rate.

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

Changes in Internal Control over Financial Reporting. The Company has instituted control improvements, including a greater level of internal control consciousness. In addition, during the quarter ended June 30, 2007, the Company added further controls by implementing additional review procedures over the selection, application and monitoring of appropriate accounting policies, and increasing oversight of its overseas subsidiaries. There have been no additional changes in its respective internal control over financial reporting during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our respective internal control over financial reporting.

Part II—Other Information

Item 1. Legal Proceedings

As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, securities class action litigation suits were filed in the United States District Court for the Southern District of New York on behalf of persons who purchased or otherwise acquired the Company’s publicly traded securities. The lawsuits were filed against the Company, Noah A. Samara, President and Chief Executive Officer, Sridhar Ganesan, Chief Financial Officer, Cowen & Co. LLC, and UBS Securities LLC. The complaints (all similar) allege violations of Sections 11, 12(a)2, and 15 of the Securities Act of 1933. The complaints have been consolidated and on August 9, 2007, an amended complaint was filed. The complaint alleges that certain customers were incorrectly counted as subscribers after they had ceased to be paying subscribers. The Company is vigorously defending against these claims.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Use of proceeds.

On August 9, 2005, the Company completed its initial public offering of Class A Common Stock. As of June 30, 2007, the Company held approximately $63.7 million of the net proceeds from the offering, of which $40.7 million are invested in short-term marketable securities and money market instruments and $23.0 million are held as demand deposits and restricted cash with various banks. The Company has utilized $157.3 million of the net proceeds towards the following expenditures:

(1) Capital expenditures to an extent of $7.5 million;

(2) Income taxes to an extent of $5.1 million;

(3) Sales and marketing expenditures to an extent of $16.6 million;

(4) Cost of goods sold, general and administrative expenses to an extent of $73.9 million; and

(5) Convertible debt restructuring payment of $50 million and $4.2 million for financing costs and legal fees.

(c) Not applicable.

Item 3. Defaults Upon Senior Securities

(a) Not applicable.

(b) Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders of the Company held on May 25, 2007, the following matters were voted upon with the results indicated below:

1. The nominees listed below were elected as Class 3 Directors to serve three-year terms ending at the 2010 Annual Meeting of Stockholders with the respective votes set forth opposite their names:

(a) Michael Nobel: 29,942,385

(b) Frank-Jürgen Richter: 32,054,596

2. The stockholders approved an amendment to the WorldSpace, Inc. 2005 Incentive Award Plan to increase the number of shares of Class A Common Stock issuable under the Plan to 12,625,000 shares by a vote of 21,242,283 FOR and 3,240,765 AGAINST.

3. The stockholders approved the issuance of shares of Class A Common Stock upon the conversion of the amended and restated convertible notes and the exercise of the warrants issued in connection with the refinancing of the Company’s convertible notes, in accordance with Nasdaq Marketplace Rule 4350(i)(1)(D)(ii) by a vote of 23,806,042 FOR, and 677,416 AGAINST.

4. The stockholders ratified the appointment of Grant Thornton LLP as the Company’s auditors to audit the financial statements of the Company for the fiscal year ended December 31, 2007 by a vote of 32,074,591 FOR, and 74,674 AGAINST.

Item 5. Other Information

(a) Not applicable.

(b) Not applicable.

Item 6. Exhibits

4.1	Agreement, dated April 13, 2007, among WorldSpace, Inc., Highbridge International LLC, OZ Master Fund, Ltd., AG Offshore Convertibles, Ltd. and Citadel Equity Fund Ltd. (filed as Exhibit 99.2 to WorldSpace, Inc.’s Current Report on Form 8-K filed on April 16, 2007, SEC File No. 000-51466, and incorporated by reference)

4.2	Form of Amendment, Redemption and Exchange Agreement, dated as of June 1, 2007, among WorldSpace, Inc., each of the Guarantors named therein, and, respectively, Highbridge International LLC, OZ Master Fund, Ltd., AG Offshore Convertibles, Ltd. and Citadel Equity Fund Ltd. (filed as Exhibit 99.1 to WorldSpace, Inc.’s Current Report on Form 8-K filed on June 4, 2007, SEC File No. 000-51466, and incorporated by reference)

4.3	Form of Amended and Restated Secured Convertible Notes, dated June 1, 2007, issued under the Amendment, Redemption and Exchange Agreement (filed as Exhibit 99.2 to WorldSpace, Inc.’s Current Report on Form 8-K filed on June 4, 2007, SEC File No. 000-51466, and incorporated by reference)

4.4	Form of Bridge Loan Notes, dated June 1, 2007, issued under the Amendment, Redemption and Exchange Agreement (filed as Exhibit 99.3 to WorldSpace, Inc.’s Current Report on Form 8-K filed on June 2007, SEC File No. 000-51466, and incorporated by reference)

4.5	Registration Rights Agreement, dated as of June 1, 2007, among WorldSpace, Inc. and Highbridge International LLC, OZ Master Fund, Ltd., AG Offshore Convertibles, Ltd. and Citadel Equity Fund Ltd. (filed as Exhibit 99.5 to WorldSpace, Inc.’s Current Report on Form 8-K filed on June 4, 2007, SEC File No. 000-51466, and incorporated by reference)

10.1	First Lien Pledge and Security Agreement, dated as of June 1, 2007, among WorldSpace, Inc., the Guarantors named therein and the Bank of New York, as Collateral Agent (filed as Exhibit 99.6 to WorldSpace, Inc.’s Current Report on Form 8-K filed on June 4, 2007, SEC File No. 000-51466, and incorporated by reference)

10.2	Second Lien Pledge and Security Agreement, dated as of June 1, 2007, among WorldSpace, Inc., the Guarantors named therein and the Bank of New York, as Collateral Agent (filed as Exhibit 99.7 to WorldSpace, Inc.’s Current Report on Form 8-K filed on June 4, 2007, SEC File No. 000-51466, and incorporated by reference)

10.3	Intercreditor Agreement, dated as of June 1, 2007, among WorldSpace, Inc., the Guarantors named therein, the Bank of New York, as First Lien Collateral Agent, and the Bank of New York, as Second Lien Collateral Agent (filed as Exhibit 99.8 to WorldSpace, Inc.’s Current Report on Form 8-K filed on June 4, 2007, SEC File No. 000-51466, and incorporated by reference)

10.4	First Lien Guaranty, dated as of June 1, 2007, among the Guarantors named therein and the Bank of New York, as Collateral Agent (filed as Exhibit 99.9 to WorldSpace, Inc.’s Current Report on Form 8-K filed on June 4, 2007, SEC File No. 000-51466, and incorporated by reference)

10.5	Second Lien Guaranty, dated as of June 1, 2007, among the Guarantors named therein and the Bank of New York, as Collateral Agent (filed as Exhibit 99.10 to WorldSpace, Inc.’s Current Report on Form 8-K filed on June 4, 2007, SEC File No. 000-51466, and incorporated by reference)

10.6	Form of Warrants, dated June 1, 2007, issued under the Amendment, Redemption and Exchange Agreement (filed as Exhibit 99.4 to WorldSpace, Inc.’s Current Report on Form 8-K filed on June 2007, SEC File No. 000-51466, and incorporated by reference)

31.1	Certification of the Chief Executive Officer of WorldSpace, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of WorldSpace, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer of WorldSpace, Inc. pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of WorldSpace, Inc. pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

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
Noah A. Samara Chairman, Chief Executive Officer and President

/S/ SRIDHAR GANESAN
Sridhar Ganesan Executive Vice President–Chief Financial Officer

Dated: August 14, 2007

EXHIBIT INDEX

Exhibit No.
4.1	Agreement, dated April 13, 2007, among WorldSpace, Inc., Highbridge International LLC, OZ Master Fund, Ltd., AG Offshore Convertibles, Ltd. and Citadel Equity Fund Ltd. (filed as Exhibit 99.2 to WorldSpace, Inc.’s Current Report on Form 8-K filed on April 16, 2007, SEC File No. 000-51466, and incorporated by reference)

4.2	Form of Amendment, Redemption and Exchange Agreement, dated as of June 1, 2007, among WorldSpace, Inc., each of the Guarantors named therein, and, respectively, Highbridge International LLC, OZ Master Fund, Ltd., AG Offshore Convertibles, Ltd. and Citadel Equity Fund Ltd. (filed as Exhibit 99.1 to WorldSpace, Inc.’s Current Report on Form 8-K filed on June 4, 2007, SEC File No. 000-51466, and incorporated by reference)

4.3	Form of Amended and Restated Secured Convertible Notes, dated as of June 1, 2007, issued under the Amendment, Redemption and Exchange Agreement (filed as Exhibit 99.2 to WorldSpace, Inc.’s Current Report on Form 8-K filed on June 4, 2007, SEC File No. 000-51466, and incorporated by reference)

4.4	Form of Bridge Loan Notes, dated June 1, 2007, issued under the Amendment, Redemption and Exchange Agreement (filed as Exhibit 99.3 to WorldSpace, Inc.’s Current Report on Form 8-K filed on June 2007, SEC File No. 000-51466, and incorporated by reference)

4.5	Registration Rights Agreement, dated as of June 1, 2007, among WorldSpace, Inc. and Highbridge International LLC, OZ Master Fund, Ltd., AG Offshore Convertibles, Ltd. and Citadel Equity Fund Ltd. (filed as Exhibit 99.5 to WorldSpace, Inc.’s Current Report on Form 8-K filed on June 4, 2007, SEC File No. 000-51466, and incorporated by reference)

10.1	First Lien Pledge and Security Agreement, dated as of June 1, 2007, among WorldSpace, Inc., the Guarantors named therein and the Bank of New York, as Collateral Agent (filed as Exhibit 99.6 to WorldSpace, Inc.’s Current Report on Form 8-K filed on June 4, 2007, SEC File No. 000-51466, and incorporated by reference)

10.2	Second Lien Pledge and Security Agreement, dated as of June 1, 2007, among WorldSpace, Inc., the Guarantors named therein and the Bank of New York, as Collateral Agent (filed as Exhibit 99.7 to WorldSpace, Inc.’s Current Report on Form 8-K filed on June 4, 2007, SEC File No. 000-51466, and incorporated by reference)

10.3	Intercreditor Agreement, dated as of June 1, 2007, among WorldSpace, Inc., the Guarantors named therein, the Bank of New York, as First Lien Collateral Agent, and the Bank of New York, as Second Lien Collateral Agent (filed as Exhibit 99.8 to WorldSpace, Inc.’s Current Report on Form 8-K filed on June 4, 2007, SEC File No. 000-51466, and incorporated by reference)

10.4	First Lien Guaranty, dated as of June 1, 2007, among the Guarantors named therein and the Bank of New York, as Collateral Agent (filed as Exhibit 99.9 to WorldSpace, Inc.’s Current Report on Form 8-K filed on June 4, 2007, SEC File No. 000-51466, and incorporated by reference)

10.5	Second Lien Guaranty, dated as of June 1, 2007, among the Guarantors named therein and the Bank of New York, as Collateral Agent (filed as Exhibit 99.10 to WorldSpace, Inc.’s Current Report on Form 8-K filed on June 4, 2007, SEC File No. 000-51466, and incorporated by reference)

10.6	Form of Warrants, dated June 1, 2007, issued under the Amendment, Redemption and Exchange Agreement (filed as Exhibit 99.4 to WorldSpace, Inc.’s Current Report on Form 8-K filed on June 2007, SEC File No. 000-51466, and incorporated by reference)

31.1	Certification of the Chief Executive Officer of WorldSpace, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of WorldSpace, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer of WorldSpace, Inc. pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of WorldSpace, Inc. pursuant to Section 906 of Sarbanes-Oxley Act of 2002