Form 10-Q
period 2007-09-30
WorldSpace, Inc
filed 2007-11-13
CIK 1315054

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2007

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

(Class)	(Outstanding as of November 9, 2007)
CLASS A COMMON STOCK, $0.01 PAR VALUE	42,473,129

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

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

WORLDSPACE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three-Months and Nine-Months ended September 30, 2007 and 2006

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(in thousands, except share and per share data)
Revenue
Subscription revenue	$1,870	$1,810	$5,575	$5,340
Equipment revenue	581	659	1,595	2,433
Other revenue	879	874	2,814	2,810

Total Revenue	3,330	3,343	9,984	10,583

Operating Expenses
Cost of Services (excludes depreciation shown separately below)
Satellite and transmission, programming and other	7,862	7,503	23,497	21,657
Cost of equipment	865	2,674	3,571	8,144
Research and development	541	265	2,066	756
Selling and marketing	2,611	5,403	8,596	17,199
General and administrative	11,786	14,312	41,885	48,860
Depreciation and amortization	14,887	14,602	44,289	44,056

Total Operating Expenses	38,552	44,759	123,904	140,672

Loss from Operations	(35,222)	(41,416)	(113,920)	(130,089)

Other Income (Expense)
Interest income	785	2,714	4,858	8,754
Interest expense	(2,987)	(1,991)	(7,748)	(5,857)
Write-off of deferred debt issuance costs	—	—	(11,516)	—
Deferred financing costs and warrants amortization	(891)	(380)	(1,820)	(1,139)
Other	52	(327)	(349)	(3,141)

Total Other Income (Expense)	(3,041)	16	(16,575)	(1,383)

Loss Before Income Taxes	(38,263)	(41,400)	(130,495)	(131,472)
Income Tax Benefit	1,569	12,468	7,023	36,686

Net Loss	$(36,694)	$(28,932)	$(123,472)	$(94,786)

Loss per share—basic and diluted	$(0.91)	$(0.77)	$(3.12)	$(2.54)

Weighted Average Number of Shares Outstanding	40,459,200	37,584,541	39,627,833	37,253,549

See accompanying notes to unaudited condensed consolidated financial statements.

WORLDSPACE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2007 and December 31, 2006

	September 30, 2007	December 31, 2006
	Unaudited
	(in thousands, except share information)
Assets
Current Assets
Cash and cash equivalents	$13,200	$27,565
Marketable securities	10,479	137,894
Accounts receivable, net of $1,585 and $1,302 allowance for doubtful accounts	1,997	2,693
Prepaid expenses	5,699	8,693
Inventory, net	5,584	3,936
Other current assets	4,173	2,548

Total Current Assets	41,132	183,329

Restricted Cash and Investments	4,817	5,869
Property and Equipment, net	16,419	17,745
Satellites and Related Systems, net	309,576	345,046
Deferred Financing Costs, net	—	12,149
Deferred Tax Assets	3,588	3,599
Other Assets	555	908

Total Assets	$376,087	$568,645

Current Liabilities
Current Portion of Long Term Debt	$27,500	$—
Accounts payable	15,982	16,270
Accrued expenses	16,540	19,669
Income taxes payable	2,223	17,784
Accrued purchase commitment	18,242	18,242
Accrued interest	849	1,962
Deferred tax liability	1,774	2,109

Total Current Liabilities	83,110	76,036

Long-term Debt	69,142	155,368
Deferred Tax Liability	117,976	122,227
Other Liabilities	4,666	4,194
Contingent Royalty Obligation	1,814,175	1,814,175

Total Liabilities	2,089,069	2,172,000

Commitments and Contingencies	—	—
Minority Interest	798	304
Shareholders’ Deficit
Preferred Stock, $.01 par value; 25,000,000 shares authorized; no shares issued and outstanding as of September 30, 2007 and December 31, 2006	—	—
Class A Common stock, $.01 par value; 200,000,000 shares authorized; 40,887,785 shares and 38,305,839 shares issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	408	383
Additional paid-in capital	731,868	716,250
Accumulated other comprehensive loss	2,234	1,620
Accumulated deficit	(2,448,290)	(2,321,912)

Total Shareholders’ Deficit	(1,713,780)	(1,603,659)

Total Liabilities and Shareholders’ Deficit	$376,087	$568,645

See accompanying notes to unaudited condensed consolidated financial statements.

WORLDSPACE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months ended September 30, 2007 and 2006

	Nine months ended September 30,
	2007	2006
	(in thousands)
Cash Flows from Operating Activities
Net loss	$(123,472)	$(94,786)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	44,289	44,056
Write-off of deferred finance costs	11,516	—
Amortization of deferred financing costs and warrants	1,820	1,139
Loss on disposal of assets	208	1,693
Stock-based compensation	3,444	9,386
Allowance for doubtful accounts	(285)	—
Deferred tax benefit	(7,023)	(36,686)
Other	(257)	58
Changes in assets and liabilities:
Accounts receivable and other assets	699	(1,763)
Accounts payable and accrued expenses	(3,418)	(3,369)
Accrued interest	(1,113)	5
Income taxes payable	(15,561)	—
Other liabilities	497	1,616

Net Cash Used in Operating Activities	(88,656)	(78,651)

Cash Flows from Investing Activities
Purchase of property and equipment	(1,748)	(5,675)
Purchase of marketable securities	(188,447)	(358,987)
Maturities of marketable securities	315,862	441,744
Purchase of satellite and related systems	(4,583)	(2,744)
Decrease (Increase) in restricted cash, net	1,052	(1,972)

Net Cash Provided by Investing Activities	122,136	72,366

Cash Flows from Financing Activities
Redemption of Convertible Debt	(50,000)	—
Proceeds from exercise of employee stock options	2,995	2,206
Proceeds from exercise of warrants	705	—
Proceeds from the issuance of notes payable	—	400
Payment of withholding taxes on restricted stock vesting, net	(1,465)	—
Minority interest	494	420

Net Cash Provided (Used in) by Financing Activities	(47,271)	3,026

Net Decrease in Cash and Cash Equivalents	(13,791)	(3,259)
Net effect of Foreign Currency rate changes	(574)
Cash and Cash Equivalents, beginning of period	27,565	36,925

Cash and Cash Equivalents, end of period	$13,200	$33,666

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$16,260	$1,127
Cash paid for interest	$6,820	$5,796
Long-term debt converted to equity	$2,953	$—
Issuance of warrants	$7,011	$—

See accompanying notes to unaudited condensed consolidated financial statements.

WORLDSPACE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER’S DEFICIT AND COMPREHENSIVE LOSS

Nine months ended September 30, 2007

(in thousands, except share information)

	Class A Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total	Comprehensive Loss
Balance, Dec 31, 2006	38,305,839	$383	$716,250	$1,620	$(2,321,912)	$(1,603,659)
Employee stock option exercises	162,772	2	290	—	—	292
Warrant exercises	238,329	2	705	—	—	707
Employee stock-based compensation	—	—	1,026	—	—	1,026
Foreign currency translation adjustment	—	—		(15)	—	(15)	(15)
Employee restricted stock vesting, net of withholding tax payments	517,932	5	(1,465)	—	—	(1,460)
FIN 48 transition amount	—	—	—	—	(2,904)	(2,904)
Net loss	—	—	—	—	(35,534)	(35,534)	(35,534)

Comprehensive Loss							$(35,549)

Balance, March 31, 2007	39,224,872	$392	$716,806	$1,605	$(2,360,350)	$(1,641,547)

Employee stock option exercises	260,600	2	790	—	—	792
Employee stock-based compensation	—	—	1,048	—	—	1,048
Foreign currency translation adjustment	—	—	—	210	—	210	210
Value of Warrants attached to debt			7,011			7,011
Conversion of convertible debt	70,975	1	301			302
Net loss	—	—	—	—	(51,246)	(51,246)	(51,246)

Comprehensive Loss		—					$(51,036)

Balance, June 30, 2007	39,556,447	395	725,956	1,815	(2,411,596)	(1,683,430)

Employee stock option exercises	598,420	6	1,897	—	—	1,903
Employee stock-based compensation	—	—	1,370	—	—	1,370
Foreign currency translation adjustment	—	—	—	419	—	419	419
Employee Restricted Stock Vesting	109,006	1				1
Conversion of convertible debt	623,912	6	2,645			2,651
Net loss	—	—	—	—	(36,694)	(36,694)	(36,694)

Comprehensive Loss		—					$(36,275)

Balance, September 30, 2007	40,887,785	$408	$731,868	$2,234	$(2,448,290)	$(1,713,780)

See accompanying notes to unaudited condensed consolidated financial statements.

WORLDSPACE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(A) Organization

WorldSpace, Inc. (WSI) was organized on July 29, 1990, and incorporated in the State of Maryland on November 5, 1990. WorldSpace, Inc. and Subsidiaries (the Company) is engaged in the design, development, construction, deployment and financing of a satellite-based radio and data broadcasting service, which serve areas of the world where traditional broadcast media or internet services are limited. The Company, which operates in 10 countries, has one satellite in orbit over Africa, another over Asia and a completed third satellite currently in storage. This satellite can be used to replace either of the Company’s two operational satellites or may also be modified and launched to provide Digital Audio Radio Service in Western Europe.

(B) Liquidity

The Company has incurred an accumulated deficit of approximately $2.4 billion through September 30, 2007 and expects to continue incurring losses for the foreseeable future. As such, the Company must raise substantial additional capital during the remaining part of 2007 in order to continue to pursue its business plan.

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

(C) Principles of Consolidation, Significant Accounting Policies and Basis of Presentation

The accompanying consolidated financial statements include the accounts of WorldSpace, Inc. and its majority and wholly-owned controlled subsidiaries. The equity method of accounting is used to account for investments in enterprises over which the Company has significant influence, but of which it has less than 50 percent ownership. All significant inter-company transactions and balances have been eliminated in consolidation.

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

In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring entries, necessary for a fair presentation of the consolidated financial position of WorldSpace, Inc. and its subsidiaries as of September 30, 2007; the results of operations, and changes in shareholder’s deficit for the three and nine-months ended September 30, 2007 and 2006, and cash flows for the nine-months ended September 30, 2007 and 2006. Certain reclassifications have been made to the 2006 financial statements to conform to the 2007 presentation.

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

Revenue from the sale of satellite radio receivers is recognized when the product is shipped. Promotions and discounts are treated as an offset to revenue during the period of promotion. Sales incentives, consisting of discounts to subscribers, offset earned revenue. The Company’s current policy is not to accept product returns but if, in the future, the Company were to accept product returns that are not covered under the manufacturers warranty, a sales return allowance will be established based on the guidance provided under Statement of Financial Accounting Standards (SFAS) No. 48. “Revenue Recognition When a Right of Return Exists” and Staff Accounting Bulletin, Topic 13A-4b.

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

Cash and Cash Equivalents

All liquid investments, defined as having initial maturities of three months or less, have been classified as cash equivalents. Cash equivalents, as of September 30, 2007 and December 31, 2006, consisted primarily of demand deposits and money market instruments. Cash balances in individual banks exceed insurable amounts. At September 30, 2007, the Company had $6.2 million of cash in foreign bank accounts.

Restricted Cash and Investments

Cash and investments that are deposited with a lessor or committed to support letters-of-credit issued pursuant to lease agreements have been classified as restricted cash and investments in the accompanying consolidated balance sheets.

Inventories

Inventories are stated at the lower of cost or market value using the first in, first out (FIFO) method of accounting. Inventories primarily consist of satellite radio receivers manufactured to the Company’s specifications by independent third parties. Provisions have been recognized to reduce excess or obsolete inventories to their estimated net realizable value. The Company periodically evaluates inventory levels on hand

WORLDSPACE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

as to potential obsolescence based on current and future selling prices and anticipated future sales. At September 30, 2007 and December 31, 2006, the Company has recorded a reserve for inventory obsolescence of $4.0 million and $3.5 million respectively.

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

The Company has a stock-based employee compensation plan which is described below. The compensation cost charged against income under the plan was $1.4 million and $3.4 million for the three and nine-month periods ending September 30, 2007 and $2.2 million and $9.4 million for the three and nine-month periods ending September 30, 2006, respectively. In accordance with SFAS No. 123R, the Company will not recognize a deferred tax asset with respect to excess stock compensation deductions until those deductions actually reduce our tax liabilities. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $0 for the three and nine-month periods ending September 30, 2007 and 2006.

2005 Incentive Award Plan

On July 7, 2005, the Company’s shareholders approved the 2005 Incentive Award Plan (the Plan). The Plan provides for the grant of up to 5,625,000 shares of our Class A Common Stock for stock based awards to employees, consultants and directors of the Company and its subsidiaries and affiliates. On May 25, 2007, the Company’s shareholders approved an increase in the number of shares of Class A Common Stock available for grant under the Plan to 12,625,000 shares. The Company has granted employees restricted stock awards, stock options and stock appreciation rights under this plan. The stock award program offers employees the opportunity to earn shares of our stock over time, rather than options that give employees the right to buy stock at a pre-determined price. Option awards are generally granted with an exercise price of the Company’s stock at the date of grant; those option awards generally vest based on 3 years of continuous service and have 10-year contractual terms.

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

2007
Expected volatility	72% -100%
Weighted-average volatility	85%
Expected dividends	0%
Risk-free rate	4.6%
Expected term	6.0 years

WORLDSPACE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Appreciation Rights (SARS)

On April 9, 2007, the Company granted 2,639,200 units of stock appreciation rights (“SARS”) to employees, consultants and directors of the Company under the Plan. For the nine months ended September 30, 2007, of the $3.4 million stock based compensation recorded in income statement, $1.0 million was for the SARS. These SARS vest equally over a period of three years from the grant date and have a weighted-average grant date fair value per unit of $2.49. The summary of option activity below includes details of SARS discussed herein. The SARS can only be net-share settled.

Summary of option activity:

Summary of the status of the Company’s stock option awards, inclusive of awards granted and fully vested prior to the Plan and SARS as of January 1, 2007 and changes during the nine-month period ending September 30, 2007 is presented below:

	Number of options	Weighted average exercise price	Weighted average contractual life remaining	Aggregate intrinsic value
Non-qualified stock options:
Outstanding as of January 1, 2007	17,243,831	$5.86		$2,519,516
Granted	2,764,200	$4.79		$2,302,460
Exercised	(1,021,792)	$4.47		$(1,650,113)
Forfeited or expired	(886,420)	$4.51		$(556,440)
Outstanding at September 30, 2007	18,099,819	$5.99	4.21Years	$3,622,644
Exercisable at September 30, 2007	14,528,611	$6.80	2.96 Years	$2,874,531

Cash received from the exercise of stock options under all share-based payment arrangements for the three-month period ending September 30, 2007 and 2006 was $2.3 million and $0, respectively. The actual tax benefit realized for the tax deductions from option exercise of the share-based arrangements totaled $0 for the nine months ending September 30, 2007 and 2006. Cash received from the exercise of stock options under all share-based payment arrangements for the nine month period ending September 30, 2007 and 2006 was $3.0 million and $2.2 million, respectively.

Summary of the status of the Company’s nonvested restricted share awards and SARS as of January 1, 2007 and changes during the nine-month period ending September 30, 2007 is presented below:

	Shares	Aggregate Grant Date Fair Value	Weighted average grant date fair value
Nonvested restricted shares:
Nonvested at January 1, 2007	1,600,735	$27,330,990	$17.07
Granted	57,681	$204,767	$3.55
Vested	(664,050)	$(13,830,546)	$20.83
Forfeited/Cancelled	(462,565)	$(9,580,759)	$20.71

Nonvested at September 30, 2007	531,801	$4,124,452	$7.76

WORLDSPACE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of the status of the Company’s nonvested stock options as of September 30, 2007 and changes during the nine-month period ending September 30, 2007 is presented below:

	Shares	Aggregate Grant Date Fair Value	Weighted average grant date fair value
Nonvested stock options:
Nonvested at January 1, 2007	970,098	$4,802,364	$4.95
Granted	2,764,200	$6,893,420	$2.49
Vested	(71,962)	$(612,556)	$8.51
Forfeited	(91,128)	$(640,018)	$7.02

Nonvested at September 30, 2007	3,571,208	$10,443,210	$2.92

As of September 30, 2007, there was $12.5 million of total unrecognized compensation related to restricted stock awards, units and options granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.91 years.

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

During the fiscal year ending December 31, 2006, the Company determined that due to technological differences in developing customized chip-set and terrestrial repeater networks, the likelihood of warrants vesting to XM is not probable. As a result, the Company reversed in fiscal year December 31, 2006, the $625,000 of Research and Development expense recorded earlier.

(E) Debt

Long-Term Debt

Long Term Debt at September 30, 2007 and December 31, 2006 consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
Senior Secured Notes	$44,997	$—
Convertible Notes	57,069	155,000
Discount on Long-Term Debt	(5,824)	(32)
Notes payable	400	400

	$96,642	$155,368
Current portion of Long Term Debt	(27,500)	—

Long Term Debt	$69,142	$155,368

WORLDSPACE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Convertible Promissory Notes Restructuring

On December 31, 2004, the restructuring agreements related to existing debt were released from escrow and became effective pursuant to the Company raising $142 million ($155 million, less $13 million in issuance costs) by issuing $155 million of 5 percent convertible promissory notes to several investors. The convertible promissory notes were due to mature on December 31, 2014, and were convertible into reserved Class A shares of the Company’s common stock at $13.52 per share, subject to certain adjustments as defined in the promissory note agreements. Interest payments were due quarterly beginning on March 31, 2005.

On June 1, 2007, the Company agreed with the holders of our $155 million convertible notes on the terms of a partial redemption and exchange of the currently outstanding convertible notes (Restructuring). The Restructuring agreement has two elements: cash redemption of part of the principal amount of the convertible notes; and issuance of new notes (senior secured and convertible) and warrants in exchange for the unredeemed portion of the new notes. For the redemption, the Company paid $50 million principal amount of the existing notes for cash. We also agreed to exchange the remaining $105 million principal amount of the existing notes for:

(i)	Senior secured notes in the aggregate principal amount of $45 million, with a maturity of 3 years secured by a first priority lien on the Company’s assets. The senior secured notes accrue interest at the rate of London Inter Bank Offering Rate (“LIBOR”) plus 650 basis points per year and have a mandatory principal repayment of $27.5 million on the first anniversary of the closing date of the transaction. The senior secured notes also require mandatory principal repayment out of the net proceeds of any debt or equity financing, certain excess cash flow, or sale of assets or casualty loss, subject to customary exceptions.

(ii)	Amended and restated secured convertible notes in the principal amount of $60 million, with a maturity of 3 years secured by a second priority lien on the Company’s assets. The amended and restated convertible notes have an interest rate of 8 percent per annum and are convertible, at the option of the note-holders, at a price of $4.25 per share. Under the terms of agreement, the Company has right to redeem all the outstanding convertible notes at any time after the second anniversary (eligibility date) if the weighted average price of shares of Class A Common Stock exceeds 200% of conversion price on the commitment date for ten consecutive trading days following the eligibility date at price which is thirty days after its delivery of a mandatory redemption notice to the holders of secured convertible notes. The Company is also required to reserve out of its authorized and unissued shares of Class A Common Stock a number of shares equal to 120% of outstanding convertible notes from time to time necessary to effect the conversion.

(iii)	The issuance of warrants to purchase 2.65 million shares of our Class A common stock, with an exercise price of $4.25 per share. The warrants are fully vested and exercisable immediately. The warrants will expire five years from the date of issuance. The warrants were valued under Black-Scholes methodology as of the grant date. The aggregate value of $2.65 per warrant over the five year period is approximately $7 million and will be amortized over a period of three years corresponding to terms of convertibility of secured and convertible notes as a discount on long-term debt. The following assumptions were used to determine the fair value of warrants using the Black-Scholes valuation model: a term of five years, risk-free rate of 4.67%, volatility of 84%, and dividend yield of zero. The warrants were assigned a value of $7 million and are being amortized as a debt amortization expense over the three year term of the Notes. The total discount recognized in income statement relating to warrants was $1.2 million during the nine month ended September 30, 2007.

WORLDSPACE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company paid all accrued interest on the existing notes of $1.3 million and also paid and reimbursed $1.2 million to the convertible notes holders for all reasonable out-of-pocket costs and expenses incurred during this restructuring process and a $3.0 million restructuring fee to its advisor.

For the nine months ended September 2007, certain holders of the convertible notes elected to convert principal debt and related interest of $3.0 million into 694,887 shares of the Company’s Class A Common Stock. The effect of this conversion reduced principal Convertible Debt and accrued interest and increased the issued and outstanding shares of the Company’s Class A Common Stock.

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

In accordance with EITF No. 00-27, “Application of EITF 98-5: “Accounting for Convertible Securities with Beneficial Conversion Features or Adjustable Conversion Ratios”,” the value assigned to Notes and the Warrants were allocated based on their relative fair values. The value of the warrants was recorded as additional paid-in-capital and reduced the carrying value of the Notes. The Company did not record any value towards beneficial conversion feature in accordance with EITF 98-5, since the fair market value of the common stock was less than the conversion price as on the commitment date.

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

Notes Payable

In June 2006, we received $200,000 from the Montgomery County of the State of Maryland under the Economic Development Fund as a contingent loan. This loan could be converted into a grant if the Company maintains a specified number of employees on a particular maturity date and is in compliance with certain other terms of the agreement. The loan has a 5% annual interest rate. At September 30, 2007, under the terms of the loan, the Company was contingently obligated to repay the loan principal together with accrued interest.

In August 2006, we received $200,000 from the Department of Business and Economic Development of the State of Maryland as a contingent loan. This loan could be converted into a grant if the Company maintains a specified number of employees on a particular maturity date and is in compliance with certain other terms of the agreement. The loan has a 3% annual interest rate. At September 30, 2007, under the terms of the loan, the Company was contingently obligated to repay the loan principal together with accrued interest.

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

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate. The 2007 effective tax rate is estimated to be lower than the 35% statutory rate primarily due to anticipated earnings and losses of our subsidiaries outside of the U.S. in jurisdictions where our effective tax rate is lower than in the U.S. and the establishment of a valuation allowance against a portion of the US losses. Cash paid for income taxes was $16.3 million and $1.1 million during the nine months ended September 30, 2007 and 2006, respectively.

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

We are required to review our FIN 48 contingencies on a quarterly basis and make adjustments if the facts change or our professional judgment of the outcome of the item changes. There have been no FIN 48 adjustments required in the third quarter of 2007.

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

As of September 30, 2007 and 2006, options, restricted stock awards, restricted stock units, SARS, warrants and other convertible securities to purchase approximately 35.9 million and 33.4 million shares of common stock, respectively, were outstanding, but not included in the computation of diluted earnings per share, because the effect would be anti-dilutive.

WORLDSPACE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(H) Commitments and Contingencies

Leases

The Company leases office space under non-cancelable operating leases that expire through 2016. As of September 30, 2007 minimum annual rental commitments under these leases are:

(in thousands)
October - December 2007	$1,158
2008	3,679
2009	2,961
2010	2,973
2011	2,864
Thereafter	$12,072

25,707
Less: Sublease rental income	(3,136)

Total lease commitments	$22,571

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

The Company entered into an agreement with the Internal Revenue Service in March 2007 to pay outstanding income taxes payable of approximately $16.0 million on an installment basis. The terms of the agreement require monthly payments of $340,000 beginning April 28, 2007 through August 28, 2007. The remaining outstanding balance of approximately $13.8 million including accrued interest was paid on September 27, 2007.

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

Design and Production Agreement

The Company is committed to purchasing 722,445 satellite radio receiver chipsets for approximately $18.2 million at September 30, 2007. The chipsets have not been purchased as of September 30, 2007. The Company has recorded a liability of $18.2 million at September 30, 2007 and December 31, 2006, respectively, as accrued purchase commitment in the accompanying consolidated balance sheets.

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

(J) Minority Interest

The Company’s Italian subsidiary, WorldSpace Italia S.r.l., is a majority-owned subsidiary of the Company’s European holding company, Viatis Satellite Radio. WorldSpace Italia’s other partner is New Satellite Radio S.r.l., an Italian company whose primary shareholder is Class Editori S.p.A., a media and broadcast corporation based in Milan. New Satellite Radio holds a 35 percent interest in WorldSpace Italia S.r.l., and has contributed $1.7 million towards capital investment. The net outstanding minority interest of New Satellite Radio S.r.l., as of September 30, 2007 and December 31, 2006 was $0.8 and $0.3 million respectively is separately classified in the accompanying unaudited condensed consolidated balance sheets.

(K) Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” which is effective fiscal year beginning after November 15, 2007. This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings. This statement 1) applies to all entities, 2) specifies certain election dates, 3) can be applied on an instrument-by-instrument basis with some exceptions, 4) is irrevocable and 5) applies only to entire instruments. With respect to SFAS 115, available-for-sale and held-to-maturity securities at the effective date are eligible for the fair value option at that date. If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities. The Company is currently evaluating the impact of SFAS 159 on its results of operations and financial position.

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

WORLDSPACE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(L) Geographic Areas

The following tables present summary operating information by geographic segment for the three and nine months ended September 30, 2007 and 2006:

	Geographical Area Data
	Three Months ended September 30,		Nine Months ended September 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Revenue
United States	$642	$752	$2,179	$2,153
France	277	238	803	1,381
Kenya	—	385	11	1,021
South Africa	171	193	611	623
Singapore	6	14	23	45
India	2,145	1,698	6,090	5,102
Other foreign countries	89	63	267	258

	$3,330	$3,343	$9,984	$10,583

Long-lived Segment Assets:

	September 30, 2007	December 31, 2006
	(in thousands)
United States	$320,408	$359,181
Foreign countries	5,587	3,610

Excludes deferred financing costs, restricted cash and investments and investments in affiliates and other assets.

(M) Related Party Transactions

In March 2007, the Company agreed to indemnify the Chairman, Chief Executive Officer and President, Noah A. Samara, for personal legal expenses associated with certain matters arising by reason of the fact that Mr. Samara was an officer and/or director of the Company. Total costs agreed to be reimbursed by the Company were $650,000 and $0 for the nine months ended September 30, 2007 and 2006, respectively. Such indemnifiable costs are included in the accompanying Unaudited Condensed Consolidated Statements of Operations under General and Administrative expenses.

(N) Subsequent events

In October 2007, certain holders of the convertible notes elected to convert principal debt and related interest of $3,995,964 into 940,227 shares of the Company’s Class A Common Stock. The effect of this conversion reduces Long Term Debt and accrued interest and increases outstanding shares of Class A Common Stock.

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

Executive Summary

The highlights for the three months ending September 30, 2007 include:

•

Worldspace and Fiat Group Automobiles sign first ever distribution and marketing agreement for satellite radio in Europe. Worldspace expects that beginning in late 2008 or early 2009 it will be able to offer customers in Italy, through aftermarket equipment installations available through Fiat’s vast dealership network, a broadcast bouquet of 40-50 channels of music, sports, news and entertainment programming. OEM or factory-installed equipment for Lancia, Fiat and Alfa Romeo models is expected to be available in late 2009.

•	Worldspace Satellite Radio broadcasts Live Earth 24-hour concert series internationally.

•

Worldspace provided live reporting and celebrity interviews from the 2nd Annual Virgin Festival by Virgin Mobile. Back-stage interviews aired on WorldSpace channels Bob and Radio Voyager along with the music of artists that performed live at the 2-day Virgin Festival.

•

EigoMANGA produces a Japanese Music Radio exclusively for Worldspace’s global pop channel, UPop. The weekly hour-long music show features a mix of Japanese pop and rock music currently leading the Oricon music charts in Japan.

Summary Operating Metrics

The key metrics we use to monitor our business growth and our operational results are: ending subscribers, Average Monthly Subscription Revenue Per Subscriber (“ARPU”), Subscriber Acquisition Cost (“SAC”), Cost Per Gross Addition (“CPGA”) and EBITDA presented as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net Subscriber Additions (Losses)	(12,689)	16,866	(21,461)	61,525
India	(8,713)	18,568	2,892	63,491
ROW (5)	(3,976)	(1,702)	(24,353)	(1,966)

Total EOP Subs	177,644	176,831	177,644	176,831
India	164,902	138,065	164,902	138,065
ROW (5)	12,742	38,766	12,742	38,766

ARPU (1)	$3.41	$3.58	$3.29	$3.86
ARPU (India)	3.15	2.93	3.02	2.97
ARPU (ROW) (5)	6.43	5.74	5.85	6.27

SAC (2)	$10	$37	24	$40
SAC (India)	12	38	25	41
SAC (ROW) (5)*	0	5	0	0

CPGA (3)	$80	$137	89	$134
CPGA (India)	75	126	85	126
CPGA (ROW) (5)	162	271	134	240

EBITDA (4)	$(20,283)	$(27,141)	$(69,980)	$(89,174)

(1)	Average Monthly Subscription Revenue Per Subscriber (“ARPU”)—Please see further discussion under Average Monthly Subscription Revenue Per Subscriber under “Managements Discussion and Analysis of Financial Condition” and “Results of Operations-Revenue”
(2)	SAC—Please see further discussion under Subscriber Acquisition Cost under “Managements Discussion and Analysis of Financial Condition” and “Results of Operations-Cost of services”. SAC does not include any cost related to corporate overhead or headcount.
(3)	CPGA—Please see further discussion under Cost Per Gross Addition under “Managements Discussion and Analysis of Financial Condition” and “Results of Operations-Operating expense”. CPGA does not include any cost related to corporate overhead or headcount.
(4)	EBITDA—We refer to net loss before interest income, interest expense, income taxes, depreciation and amortization as “EBITDA”. EBITDA is not a measure of financial performance under generally accepted accounting principles. We believe EBITDA is often a useful measure of a company’s operating performance and is a significant basis used by our management to measure the operating performance of our business. Because we have funded and completed the build-out of our system through the raising and expenditure of large amounts of capital, our results of operations reflect significant charges for depreciation, amortization and interest expense. EBITDA, which excludes this information, provides helpful information about the operating performance of our business, apart from the expenses associated with our physical plant or capital structure. EBITDA is frequently used as one of the bases for comparing businesses in our industry, although our measure of EBITDA may not be comparable to similarly titled measures of other companies. EBITDA does not purport to represent operating loss or cash flow from operating activities, as those terms are defined under generally accepted accounting principles and should not be considered as an alternative to those measurements as an indicator of our performance.
(5)	ROW—Rest of World: All other operating regions excluding India.
*	SAC (ROW) for the three and nine months ended September 30, 2007 and 2006 was negative, indicating a positive margin from the sale of equipment and therefore was denoted with a zero value whereas India’s SAC represents negative margins resulting from its costs exceeding its revenues.

	Three months ended September 30,
	2007	2006
Reconciliation of Net Loss to EBITDA
Net Loss as reported	$(36,694)	$(28,932)
Addback non-EBITDA items included in net loss:
Interest income	(785)	(2,714)
Interest expense	3,878	2,371
Depreciation & amortization	14,887	14,602
Deferred income tax benefit	(1,569)	(12,468)

EBITDA	$(20,283)	$(27,141)

	Nine months ended September 30,
	2007	2006
Reconciliation of Net Loss to EBITDA
Net Loss as reported	$(123,472)	$(94,786)
Addback non-EBITDA items included in net loss:
Interest income	(4,858)	(8,754)
Interest expense	21,084	6,996
Depreciation & amortization	44,289	44,056
Deferred income taxes benefit	(7,023)	(36,686)

EBITDA	$(69,980)	$(89,174)

Results of Operations

WORLDSPACE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three-Months and Nine-Months ended September 30, 2007 and 2006

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(in thousands, except share and per share data)
Revenue
Subscription revenue	$1,870	$1,810	$5,575	$5,340
Equipment revenue	581	659	1,595	2,433
Other revenue	879	874	2,814	2,810

Total Revenue	3,330	3,343	9,984	10,583

Operating Expenses
Cost of Services (excludes depreciation shown separately below)
Satellite and transmission, programming and other	7,862	7,503	23,497	21,657
Cost of equipment	865	2,674	3,571	8,144
Research and development	541	265	2,066	756
Selling and marketing	2,611	5,403	8,596	17,199
General and administrative	11,786	14,312	41,885	48,860
Depreciation and amortization	14,887	14,602	44,289	44,056

Total Operating Expenses	38,552	44,759	123,904	140,672

Loss from Operations	(35,222)	(41,416)	(113,920)	(130,089)

Other Income (Expense)
Interest income	785	2,714	4,858	8,754
Interest expense	(2,987)	(1,991)	(7,748)	(5,857)
Write-off of deferred debt issuance costs	—	—	(11,516)	—
Deferred financing costs and warrants amortization	(891)	(380)	(1,820)	(1,139)
Other	52	(327)	(349)	(3,141)

Total Other Income (Expense)	(3,041)	16	(16,575)	(1,383)

Loss Before Income Taxes	(38,263)	(41,400)	(130,495)	(131,472)
Income Tax Benefit	1,569	12,468	7,023	36,686

Net Loss	$(36,694)	$(28,932)	$(123,472)	$(94,786)

Loss per share—basic and diluted	$(0.91)	$(0.77)	$(3.12)	$(2.54)

Weighted Average Number of Shares Outstanding	40,459,200	37,584,541	39,627,833	37,253,549

See accompanying notes to unaudited condensed consolidated financial statements.

Three months ended September 30, 2007 compared with three months ended September 30, 2006

Revenue

The table below presents our operating revenue for the three months ended September 30, 2007 and 2006, together with the relevant percentage of total revenue represented by each revenue category.

	Three months ended September 30,
	2007		2006
	($ in thousands)
Revenue:
Subscription	$1,870	56.2%	$1,810	54.1%
Equipment sales	581	17.4%	659	19.7%
Other	879	26.4%	874	26.2%

Total revenue:	$3,330	100.0%	$3,343	100.0%

Total revenue for the three months ended September 30, 2007 was $3.3 million, a 0.3% decrease compared with $3.3 million for the three months ended September 30, 2006. The marginal reduction is the result of offsetting change between an increase in subscription revenue and a decrease in equipment sales revenue during the three months ended September 30, 2007.

Subscription revenue. Subscription revenue for the three months ended September 30, 2007 was approximately $1.9 million, an increase of 3.3% compared with $1.8 million generated in the three months ended September 30, 2006. The marginal increase in subscription revenue is due to sale of subscription packages with higher subscription base rates during the three months ending September 30, 2007. However, we experienced an overall net loss in subscriber additions in India and ROW during the three months ending September 30, 2007.

Average Monthly Subscription Revenue Per Subscriber (ARPU).

Blended ARPU (for India and ROW) was $3.41 for the three months ended September 30, 2007 and $3.58 for the three months ended September 30, 2006. The reduction in blended ARPU for 2007 compared to 2006 resulted mainly due to net loss in subscriber additions in India and ROW. However, ARPU for India for three months ended September 30, 2007 was $3.15, an increase of 8% compared with $2.93 for the three months ended September 2006 mainly due to increase in sale of twelve months and above subscription packages.

Equipment sales revenue. Equipment sales revenue was approximately $0.6 million for the three months ended September 30, 2007 a decrease of 11.9% compared with $0.7 million for the three months ended September 30, 2006. This decrease was primarily due to decreased unit sales in India. We sold approximately 12,500 receivers in the three months ended September 30, 2007, compared with approximately 37,000 receivers sold in the three months ended September 30, 2006.

Other revenue. Other revenue for the three months ended September 30, 2007 was $0.9 million compared with $0.9 million for the three months ended September 30, 2006. Although satellite capacity leasing revenue increased, this was offset by a decline in miscellaneous other revenue.

Capacity lease revenue. Satellite capacity leasing revenue for the three months ended September 30, 2007 was $0.6 million, an increase of 163.9% compared with $0.2 million for the three months ended September 30, 2006. This increase was primarily due to a new contract from South Africa.

Miscellaneous other revenue. Other revenue (including licensing/manufacturing income and syndication income) for the three months ended September 30, 2007 was $0.3 million, a decrease of 64.3%

compared with $0.7 million for the three months ended September 30, 2006. This decrease was primarily due to a litigation settlement received from a former broadcaster in 2006 in France and a 2006 syndication billing adjustment from XM Satellite Radio.

Cost of services

The table below presents our costs of services for the three months ended September 30, 2007 and 2006, together with the relevant percentages of total cost of services for each cost category.

	Three months ended September 30,
	2007		2006
	($ in thousands)
Cost of services:
Engineering & broadcast operations	$3,412	39.1%	$4,408	43.3%
Content & programming	3,078	35.3%	2,665	26.2%
Customer care, billing & collection	716	8.2%	422	4.1%
Cost of equipment	865	9.9%	2,674	26.3%
Other cost of services	657	7.5%	8	0.1%

Total cost of services:	$8,727	100.0%	$10,177	100.0%

Total cost of services for the three months ended September 30, 2007 was $8.7 million a 14.2% decrease compared with $10.2 million for the three months ended September 30, 2006. Decreases in engineering & broadcast operations expense and cost of equipment were partially offset by increases in content & programming costs.

Engineering and broadcast operations. Engineering and broadcast expense, including the cost of operating our two satellites, ground control systems and telecommunications links as well as our in-orbit insurance, for the three months ended September 30, 2007 was $3.4 million, a decrease of 22.6% compared with $4.4 million in the three months ended September 30, 2006. Operational costs decreased approximately $ 0.3 million and a decrease in in-orbit insurance of $0.3 million as our policy premiums on our AfriStar and AsiaStar satellites were reduced.

Content and programming. Content and programming expense, which includes content production, music royalties and other content acquisition costs, for the three months ended September 30, 2007 was $3.1million, an increase of 15.5% compared with $2.7 million for the three months ended September 30, 2006. These expenses increased as a result of additional expenses for music rights royalties due to the addition of a Bollywood content license, exclusive rights for live audio broadcast of cricket outside of India, PPL license expenses and changes in other content royalties (IFPI, PRS London).

Customer care, billing & collection. Customer care, billing and collections expense for the three months ended September 30, 2007 was $0.7 million, an increase of 69.7% compared with $0.4 million for the three months ended September 30, 2006, due to an increased focus on customer retention programs.

Cost of Equipment. Cost of equipment for the three months ended September 30, 2007 was approximately $0.9 million, a decrease of 67.7% compared with $2.7 million, in the three months ended September 30, 2006. Cost of equipment decreased due to a decreased number of receivers being sold in India. We sold approximately 12,500 receivers in the three months ended September 30, 2007, compared with approximately 37,000 receivers sold in the three months ended September 30, 2006.

Subscriber Acquisition Cost (SAC)

Total blended SAC (for India and ROW) calculated based on unit sales to our distributors, was approximately $10 per subscriber for the three months ended September 30, 2007 and $37 for the three months ended

September 30, 2006. SAC for India was approximately $12 per subscriber for the three months ended September 30, 2007 and approximately $38 per subscriber for the three months ended September 30, 2006. The decrease in SAC for India is mainly due to reduction in the hardware subsidies granted to our distributors.

Operating expense

The table below presents our operating expense for the three months ended September 30, 2007 and 2006 together with the relevant percentages of total operating expenses for each cost category.

	Three months ended September 30,
	2007		2006
	($ in thousands)
Operating expense:
Cost of Services	$8,727	22.6%	$10,177	22.7%
Research & Development	541	1.4%	265	0.6%
Selling and Marketing	2,611	6.8%	5,403	12.1%
General & Administrative	11,786	30.6%	14,312	32.0%
Depreciation and amortization	14,887	38.6%	14,602	32.6%

Total operating expense:	$38,552	100.0%	$44,759	100.0%

Total operating expense for the three months ended September 30, 2007 was $38.6 million, a decrease of 13.9% compared with $44.8 million for the three months ended September 30, 2006. This decrease was primarily due to reduction in our cost of services, selling and marketing, and general and administrative expenses. Our cost of services for the three months ended September 30, 2007, was $8.7 million, a decrease of 14.2 % compared with $10.1 million in the three months ended September 30, 2006. See cost of services above for further discussion on the decreases. Our selling and marketing expense for the three months ended September 30, 2007 was $2.6 million, a decrease of 51.7% compared with $5.4 million for the three months ended September 30, 2006. This decrease was primarily due to reduction in marketing activity as having completed launches in our key markets during 2006, we reduced operational resources allocated to the Indian market during 2007 pending greater clarity on India’s satellite radio policy. Our general and administrative expense for the three months ended September 30, 2007 was $11.8 million, a decrease of 17.5% compared with $14.3 million in the three months ended September 30, 2006. This decrease was primarily due to a $0.8 million decrease in stock based compensation which included three key executive’s stock based compensation in 2006 only, and an overall $1.7 million decrease in discretionary spending. Research and development expenses was $0.5 million for the three months ended September 30, 2007, an increase of $0.2 million compared with $0.3 million for the three months ended September 30, 2006. This increase was primarily due to continued development work on the European chipset during 2007.

Cost Per Gross Addition (CPGA)

Total blended CPGA expense (for India and ROW) was approximately $1.7 million for the three months ended September 30, 2007 and approximately $5.4 million for the three months ended September 30, 2006. CPGA for India was approximately $1.4 million for the three months ended September 30, 2007 and approximately $4.7 million for the three months ended September 30, 2006. Unit blended CPGA (for India and ROW), was approximately $80 for the three months ended September 30, 2007 and approximately $137 for the three months ended September 30, 2006. CPGA for India was approximately $75 for the three months ended September 30, 2007 and approximately $126 for the three months ended September 30, 2006. CPGA declined due to a reduced marketing spend in India pursuant to short term cash conservation efforts.

Other income (expense)

Interest income. Interest income for the three months ended September 30, 2007 was $0.8 million, a decrease of 71.1% compared with $2.7 million in the three months ended September 30, 2006. This decrease was due to decreased average cash balances resulting from operating losses and a $50 million repayment of debt as part of the restructuring of our Convertible Notes. See Note E – Debt of the financial statements.

Interest expense. Interest expense for the three months ended September 30, 2007 and 2006 was $3.0 million and $2.0 million, respectively. On June 1, 2007, we completed a restructuring agreement with the holders of the $155 million Convertible Notes. Although the total debt has been reduced to $105 million, the refinanced balance of the debt carries a higher interest rate. In addition, a portion of the interest expense is based on LIBOR + 6.5% thus our future interest expense will fluctuate accordingly.

Other expense. We recorded other income of $0.1 million during the three months ended September 30, 2007 compared with other expense of $0.3 million during the three months ended September 30, 2006. This decreased expense was primarily due to foreign currency fluctuations.

Income tax

During the three months ending September 30, 2007 the Company recorded an income tax benefit of $1.5 million compared to $12.5 million for the three months ending September 30, 2006 due to an establishment of a valuation allowance against a portion of the U.S. loss. This benefit is the result of current period operating losses, certain foreign net operating losses and a Section 162(m) limitation on deductibility of certain executive compensation.

Nine months ended September 30, 2007 compared with nine months ended September 30, 2006

Revenue

The table below presents our operating revenue for the nine months ended September 30, 2007 and 2006, together with the relevant percentage of total revenue represented by each revenue category.

	Nine months ended September 30,
	2007		2006
	($ in thousands)
Revenue:
Subscription	$5,575	55.8%	$5,340	50.5%
Equipment sales	1,595	16.0%	2,433	23.0%
Other	2,814	28.2%	2,810	26.5%

Total revenue:	$9,984	100.0%	$10,583	100.0%

Total revenue for the nine months ended September 30, 2007 was approximately $10 million, a 5.7% decrease compared with $11 million for the nine months ended September 30, 2006. This was primarily due to a reduction in revenue from equipment sales, offset by increased revenue from subscribers to our DARS.

Subscription revenue. Subscription revenue for the nine months ended September 30, 2007 was approximately $5.6 million, an increase of 4.4% compared with $5.3 million generated in the nine months ended September 30, 2006. This increase in subscription revenues was primarily due to an increase in subscriber base, offset by the lower ARPU in India compared to ROW. We lost approximately 13,000 subscribers from ROW as our contract with KIE terminated on January 1, 2007. In addition , we experienced a net loss in subscriber additions in India during three months ending September 30, 2007 and net subscriber loss in ROW primarily in South Africa and Europe where we stopped selling new subscriptions to European customers within the Northwest beam coverage area of the AfriStar satellite in preparation for the testing and subsequent planned launch of our mobile service in Italy.

Average Monthly Subscription Revenue Per Subscriber (ARPU).

Blended ARPU (for India and ROW) was $3.29 for the nine months ended September 30, 2007 and $3.86 for the nine months ended September 30, 2006. The reduction in blended ARPU for 2007 compared to 2006 resulted mainly due to net loss in subscriber additions in ROW. ARPU from India was $3.02 for the nine months ended September 30, 2007, and $2.97 for the nine months ended September 30, 2006

Equipment sales revenue. Equipment sales revenue was approximately $1.6 million for the nine months ended September 30, 2007, a decrease of 34.5% compared with $2.4 million for the nine months ended September 30, 2006. This decrease was primarily due to decreased unit sales in India. We sold approximately 56,500 receivers in the nine months ended September 30, 2007, compared with approximately 117,000 receivers sold in the nine months ended September 30, 2006.

Other revenue. Other revenue for the nine months ended September 30, 2007 was $2.8 million remaining, relatively flat compared with the nine months ended September 30, 2006. Other revenue primarily consists of capacity lease revenue.

Capacity lease revenue. Satellite capacity leasing revenue for the nine months ended September 30, 2007 was $1.7 million, an increase of 62.3% compared with $1.0 million for the nine months ended September 30, 2006, primarily due to a new contract in South Africa.

Miscellaneous other revenue. Other revenue (including licensing/manufacturing income and syndication income) was $0.8 million for the nine months ended September 30, 2007 a decrease of 48.8% compared with $1.6 million for the nine months ended September 30, 2006. This decrease was primarily due to a litigation settlement received from a former broadcaster in 2006 in France and a 2006 syndication billing adjustment from XM Satellite Radio.

Cost of services

The table below presents our costs of services for the nine months ended September 30, 2007 and 2006, together with the relevant percentages of total cost of services for each cost category.

	Nine months ended September 30,
	2007		2006
	($ in thousands)
Cost of services:
Engineering & broadcast operations	$10,661	39.4%	$12,533	42.0%
Content & programming	9,762	36.0%	6,881	23.1%
Customer care, billing & collection	2,077	7.7%	1,543	5.2%
Cost of equipment	3,571	13.2%	8,144	27.3%
Other cost of services	997	3.7%	700	2.4%

Total cost of services:	$27,068	100.0%	$29,801	100.0%

Total cost of services for the nine months ended September 30, 2007 was $27.1 million, a 9.2% decrease compared with $29.8 million in the nine months ended September 30, 2006. This decrease was primarily due to decreases in the engineering and broadcast operations, and cost of equipment offset by increases in content & programming.

Engineering and broadcast operations. Engineering and broadcast expense, including the cost of operating our two satellites, ground control systems and telecommunications links as well as our in-orbit insurance, for the nine months ended September 30, 2007 was $10.7 million, a decrease of 14.9% compared with $12.5 million in the nine months ended September 30, 2006. This was primarily due to a decrease in in-orbit insurance of $1.2 million as our policy premiums on our AfriStar and AsiaStar satellites were reduced.

Content and programming. Content and programming expense, which includes content production, music royalties and other content acquisition costs, for the nine months ended September 30, 2007 was $9.8 million, an increase of 41.9% compared with $6.9 million for the nine months ended September 30, 2006. The cost increase were for music rights royalties due to the addition of a Bollywood content license, exclusive rights for live audio broadcast of cricket outside of India, PPL license expenses and changes in other content royalties (IFPI, PRS London).

Customer care, billing & collection. Customer care, billing and collections expense for the nine months ended September 30, 2007 was $2.1 million, an increase of 34.6% compared to $1.5 for the nine months ended September 30, 2006 due to an increased focus on customer retention programs in India.

Cost of Equipment. Cost of equipment for the nine months ended September 30, 2007 was $3.6 million, a decrease of 56.2% compared with $8.1 million, in the nine months ended September 30, 2006. Cost of equipment decreased due to a decreased number of receivers being sold in India. We sold approximately 56,500 receivers in the nine months ended September 30, 2007, compared with approximately 117,000 receivers sold in the nine months ended September 30, 2006.

Subscriber Acquisition Cost (SAC)

Total blended SAC (for India and ROW) calculated based on unit sales to our distributors, was approximately $24 per subscriber for the nine months ended September 30, 2007 and $40 for the nine months ended September 30, 2006. SAC for India, was approximately $25 per subscriber for the nine months ended September 30, 2007 and approximately $41 per subscriber for the nine months ended September 30, 2006.

Other cost of services. Other cost of services for the nine months ended September 30, 2007 was $1.0 million, an increase of 42.4% compared to $0.7 million the nine months ended September 30, 2006, primarily due to program management costs incurred on certain government related programs.

Operating expense

The table below presents our operating expense for the nine months ended September 30, 2007 and 2006, together with the relevant percentage of total operating expense for each cost category.

	Nine months ended September 30,
	2007		2006
	($ in thousands)
Operating expense:
Cost of Services	$27,068	21.9%	$29,801	21.2%
Research & Development	2,066	1.7%	756	0.6%
Selling and Marketing	8,596	6.9%	17,199	12.2%
General & Administrative	41,885	33.8%	48,860	34.7%
Depreciation and amortization	44,289	35.7%	44,056	31.3%

Total operating expense:	$123,904	100.0%	$140,672	100.0%

Total operating expense for the nine months ended September 30, 2007 was $123.9 million, a 11.9% decrease compared with $140.7 million for the nine months ended September 30, 2006. This decrease was primarily due to decreases in our selling and marketing, general and administrative expense and our cost of services. Our selling and marketing expense for the nine months ended September 30, 2007 was $8.6 million, a decrease of 50.0% compared with $17.2 million in the nine months ended September 30, 2006. This decrease was primarily due to reduction in marketing activity as we completed launches in our key markets during 2006, and reduced operational resources allocated to the Indian market during 2007 pending greater clarity on India’s satellite radio policy and cash preservation. Our general and administrative expense for the nine months ended September 30, 2007 was $41.9 million, a decrease of 14.3% compared with $48.9 million in the nine months ended September 30, 2006. This decrease was primarily due to a $6.0 million decrease in stock based compensation which included three key executives’ stock based compensation in 2006 only, a $1.4 million decrease in headcount expense, and $3.7 million decrease in bonuses, offset by a $4.2 million increase in financing & legal fees paid as a result of the restructuring of our Convertible Notes—See Note E Debt of the financial statements. Research & development expenses were $2.1 million for the nine months ended September 30, 2007; an increase of 173.3% compared to $0.8 million for the nine months ended September 30, 2006. This increase is due to continuing work on the Company’s European ESDR Network.

Cost Per Gross Addition (CPGA)

Total blended CPGA expense (for India and ROW) was approximately $6.5 million for the nine months ended September 30, 2007 and approximately $16.2 million for the nine months ended September 30, 2006. CPGA for India was approximately $5.8 million for the nine months ended September 30, 2007 and approximately $14.5 million for the nine months ended September 30, 2006. Unit blended CPGA (for India and ROW), was approximately $89 for the nine months ended September 30, 2007 and approximately $134 for the nine months ended September 30, 2006. CPGA for India, was approximately $85 for the nine months ended September 30, 2007 and approximately $126 for the nine months ended September 30, 2006. CPGA declined due to a reduced marketing spend in India on account of short term cash conservation efforts.

Other income (expense)

Interest income. Interest income for the nine months ended September 30, 2007 was $4.9 million, a decrease of 44.5% compared with $8.8 million in the nine months ended September 30, 2006. This decrease was due to decreased average cash balances used for operations and a $50 million repayment as part of the restructuring of our Convertible Notes. See Note E—Debt of the financial statements.

Interest expense. Interest expense for the nine months ended September 30, 2007 and 2006 was $7.7 million and $5.9 million respectively. On June 1, 2007, we completed a restructuring agreement with the holders of the $155 million Convertible Notes. Although the total debt has been reduced to $105 million, the refinanced debt carries a higher interest rate. In addition, a portion of the interest expense is based on LIBOR + 6.5% thus our future interest expense will fluctuate accordingly.

Write-off of deferred debt issuance costs. Write-off of deferred debt issuance costs for the nine months ended September 30, 2007 was $11.5 million compared with no expense recorded in the nine months ended September 30, 2006. This write-off was due to the recently completed debt restructuring agreement in 2007.

Other expense. Other expense for the nine months ended September 30, 2007 was $0.4 million compared with $3.1 million of expense recorded in the nine months ended September 30, 2006. This decreased expense was primarily due to a write-off of leasehold improvements in 2006 and foreign currency fluctuation adjustment under a contract where our payment obligation was denominated in Euros.

Income tax

During the nine months ending September 30, 2007, the Company recorded an income tax benefit of $7.0 million compared to $36.7 million for the nine months ending September 30, 2006 due to an establishment of a valuation allowance against a portion of the U.S. loss. This benefit is the result of current period operating losses, certain foreign net operating losses and a Section 162(m) limitation on deductibility of certain executive compensation.

LIQUIDITY AND CAPITAL RESOURCES

Overview

As of September 30, 2007, we had cash and cash equivalents of $13.2 million, and marketable securities of $10.5 million. Cash and cash equivalents and marketable securities decreased $142.0 million during the nine months ended September 30, 2007. This decrease resulted from $88.7 million used in operating activities, $122.1 million provided by investing activities, and $47.2 million used in financing activities. Cash flows used in operating activities of $88.7 million, includes the net loss of $123.5 million, and $18.9 million loss from working capital, offset in part by $53.7 million in non cash expenses included in net loss. Cash flows from investing activities of $122.1 million consisted mainly of $127.4 million in net sales of marketable securities, $1.7 million used for the purchase of property and equipment and $4.6 million used for purchase of satellite and related systems and $1.0 million realized from Restricted Cash and Investment. Cash flows used in financing activities of $47.2 million mainly included the cash redemption of $50 million of Convertible Notes as part of the convertible debt restructuring, offset in part by proceeds from exercise of warrants and employee options. The net effect of foreign currency rate changes was $0.6 million.

Historical sources of cash

We raised $1.7 billion of equity and debt net proceeds from inception through August 3, 2005 from investors and strategic partners to fund our operations.

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

Uses of Cash

Our cash used during the nine months ended September 30, 2007, consisted primarily of funding operating expenses and working capital, $16.3 million payment for an income tax obligation; interest payments of $6.8 million; $50 million repayment as part of the restructuring of our Convertible Notes—See Note E—Debt of the financial statements, and $5.5 million in associated restructuring, interest, and legal fees.

Future Operating Liquidity and Capital Resource Requirements

Normal operating and capital expenditures during the third quarter of 2007 amounted to $35.2 million for total cash spend of $142.8 million, leaving the Company with total cash and cash equivalents, marketable securities, restricted cash and investments of about $28.5 million at September 30, 2007.

We currently intend to use existing cash reserves mainly to execute our business plans. The focus of our execution includes continuing to build towards the launch of mobile services in Italy and the Middle East. For the remainder of 2007, we contemplate funding business development and technology related expenses geared towards a service launch in Italy in late 2008 or early 2009; for the Middle East, in first quarter 2008, we anticipate minimal technology-related and other expenditures for a service launch in Bahrain; and for China, other European markets and other selected markets within our coverage areas, it includes limited business development expenses.

We continue to review our business plan for potential modifications that could result in the reduction of cash expenditures for the remainder of 2007.

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

Management believes that the Company has access to capital resources through possible public or private equity offerings or debt financings and the Company is currently in discussions to raise additional funds. However, it has not secured any commitment for new financing at this time nor can it provide any assurance that new financing will be available on commercially acceptable terms, if at all. If the Company is unable to secure additional capital, it will be required to curtail its operations, and if these measures fail, it may not be able to continue its business.

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

Under the terms of the senior secured notes and amended and restated convertible notes we issued as part of the convertible note restructuring, we may incur secured indebtedness of up to $105 million (less any amounts outstanding under the senior secured notes) of senior secured first priority indebtedness. We may borrow up to $100 million (less any amounts outstanding under the amended and restated convertible notes) of senior secured second priority indebtedness which is pari passu with the amended and restated convertible notes and unlimited unsecured debt, as long as such debt has a maturity date that is at least 91 days after the maturity date of the amended and restated convertible notes. We will be required to repay any outstanding principal of the senior secured notes from new equity or debt financing, certain excess cash flow or the cash proceeds of asset sales and casualty events, subject to customary exceptions. We are not permitted to make any mandatory or optional prepayment on debt, (other than permitted first priority secured debt) while the amended and restated convertible notes are outstanding.

Capital Expenditures

We have spent approximately $754 million on capital expenditures related to the development and launch of our satellites, for our ground systems and for property and equipment. We may spend additional amounts to enhance our infrastructure with terrestrial repeaters depending on licenses and business requirement, if supported by an appropriate business model and funding of such projects. Over the next 12 months, we also anticipate technology and terrestrial repeater development expenses associated with rolling out our services in Italy. We estimate those expenses to be approximately $45 million beginning in 2008. We expect to start our terrestrial repeater network build-out in key metropolitan areas in India in 2008, assuming we obtain the necessary regulatory approvals. We currently estimate those costs to be approximately $20 million over the next few years. These amounts will need to be reviewed as we conduct actual testing, including further topographical analysis. We also expect to start our terrestrial repeater build out in Bahrain; however we do not expect this cost to be significant. Until we receive the final approvals from China’s regulatory agencies, we will not start the build-out of a terrestrial repeater network in China. Our future capital expenditures will depend on our business strategy and our response to business opportunities and trends in our industry and our markets.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency

As a global company, we are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, inter-company balances between subsidiaries that operate in different functional currencies and transactions with customers, suppliers and employees that are denominated in foreign currencies. Our objective is to minimize our exposure to these risks through our normal operating activities and, where appropriate, to have these transactions denominated in United States dollars. For the nine months ended September 30, 2007, approximately 78% of our total revenues and 26% of total operating expenses were denominated in foreign currencies. The following table shows approximately the split of these foreign currency exposures by principal currency:

	Foreign Currency Exposure
	Euro	Indian Rupee	South African Rands	Other	Total Exposure
Total Revenues (nine months ended September 30, 2007)	10%	78%	8%	4%	100%

Total Cost of Revenues and Operating Expenses (nine months ended September 30, 2007)	15%	55%	6%	24%	100%

For the nine months ended September 30, 2006, approximately 56% of our total revenues and 23% of our total operating expenses were denominated in foreign currencies.

Interest Rates

As a result of the Company’s restructuring agreement noted in Note E – Debt, a portion of the interest expense on the senior secured debt for the period ending September 30, 2007, is based on LIBOR, which will fluctuate in the future. Prior to June 1, 2007, the Company’s market risk from changes in interest rates was not material because our long-term debt only included Convertible Notes which had a fixed interest rate.

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

Changes in Internal Control over Financial Reporting. The Company has instituted control improvements, including a greater level of internal control consciousness. In addition, during the quarter ended September 30, 2007, the Company added further controls by implementing additional review procedures over the selection, application and monitoring of appropriate accounting policies, and increasing oversight of its overseas subsidiaries. There have been no additional changes in our respective internal control over financial reporting during the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our respective internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Use of proceeds.

On August 9, 2005, the Company completed its initial public offering of Class A Common Stock. As of September 30, 2007, the Company held approximately $28.5 million of the net proceeds from the offering, of which $10.5 million are invested in short-term marketable securities and money market instruments and $18.0 million are held as demand deposits and restricted cash with various banks. The Company has utilized $192.5 million of the net proceeds towards the following expenditures:

(1) Capital expenditures to an extent of $11.5 million;

(2) Income taxes to an extent of $19.6 million;

(3) Sales and marketing expenditures to an extent of $19.3 million;

(4) Cost of goods sold, general and administrative expenses to an extent of $87.9 million; and

(5) Convertible debt restructuring payment of $50 million and $4.2 million for financing costs and legal fees.

(c) Not applicable.

Item 3. Defaults Upon Senior Securities

(a) Not applicable.

(b) Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

(a) Not applicable.

(b) Not applicable.

Item 6. Exhibits

10.1	Cooperation Agreement, dated as of July 16, 2007, between Fiat Group Automobiles S.p.A., WorldSpace Italia S.p.A. and WorldSpace, Inc.*

31.1	Certification of the Chief Executive Officer of WorldSpace, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of WorldSpace, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer of WorldSpace, Inc. pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of WorldSpace, Inc. pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	A portion of this Exhibit was omitted and has been filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment thereof.

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
Noah A. Samara Chairman, Chief Executive Officer and President

/S/ SRIDHAR GANESAN
Sridhar Ganesan Executive Vice President–Chief Financial Officer

Dated: November 13, 2007

EXHIBIT INDEX

Exhibit No.

10.1	Cooperation Agreement, dated as of July 16, 2007, between Fiat Group Automobiles S.p.A., WorldSpace Italia S.p.A. and WorldSpace, Inc.*

31.1	Certification of the Chief Executive Officer of WorldSpace, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of WorldSpace, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer of WorldSpace, Inc. pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of WorldSpace, Inc. pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	A portion of this Exhibit was omitted and has been filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment thereof.