Form 10-K
period 2007-12-31
WorldSpace, Inc
filed 2008-03-31
CIK 1315054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2007

Commission file number 000-51466

WORLDSPACE, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-1732881
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8515 Georgia Avenue, Silver Spring, MD 20910

(Address of principal executive offices) (Zip code)

301-960-1200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Class A Common Stock, par value $0.01 per share	The Nasdaq Stock Market LLC (Nasdaq Global Market)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐        Accelerated filer  ☐        Non-accelerated filer  ☒        Smaller reporting company  ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the close of business on June 30, 2007 was $37,822,320.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of March 28, 2008)
CLASS A COMMON STOCK, $0.01 PAR VALUE	42,385,966

DOCUMENTS INCORPORATED BY REFERENCE

PART III—Certain portions of our definitive Proxy Statement for Annual Meeting of Stockholders for 2008.

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

Through the end of December 2007, we have spent approximately $1.7 billion in connection with the development and launch of our business. With the signing of a major distribution arrangement with Fiat Group Automobiles S.p.A. (Fiat), we are close to launching in Italy our first mobile service; we expect to launch this mobile service in early 2009. In 2009, in addition to Italy, we are planning to launch a mobile service first in Bahrain and then in the United Arab Emirates (UAE) and potentially in Switzerland; in each of these jurisdictions we now have the regulatory authorizations to establish a mobile service. We have delayed previously scheduled launches in the Middle East in order to take advantage of the enhancements to our planned mobile system provided by our European standard technical development activities undertaken for Italy and other countries in the European Union. These enhancements include, among other things, a new generation of satellite receivers, which will receive broadcasts from our networks of terrestrial repeaters as well as from our satellites. We are planning similar system enhancements in India, where we initiated a non-mobile service in 2005, subject to the resolution of the satellite radio regulatory issues and the formation of a strategic alliance with a local partner.

Our operational system consists of four main elements: two geostationary satellites, AfriStar and AsiaStar; the associated ground systems that provide content to and control satellites; a terrestrial repeater network to be built out (subject to regulatory approval) in each of our target jurisdictions, commencing in Italy, in order to facilitate a mobile service; and the receivers owned by our customers. Each of our satellites can service three large geographic areas through three beams capable of carrying up to 50-60 channels each, based upon the waveform and other changes we are making in implementing our European technology. As a result, we will have the technical capacity to broadcast a tailored mix of up to 50-60 channels on a subscription basis in each of six target areas.

We are focusing our current efforts on Europe beginning with our launch in 2009 in Italy. During the period 2005-07, we concentrated substantial efforts on marketing our non-mobile services in India where we have, beginning in 2007, reduced spending and marketing and sales activities pending the issuance of a terrestrial repeater license and the completion of a strategic alliance with a local party. In China, although we continue to work with a local partner to obtain the regulatory approvals necessary for service launch, we are not confident of a breakthrough in the near term.

We currently continue to offer a subscription package for non-mobile services in India for $3.75 (Rs.150) per month, a subscription package for non-mobile services in Africa and the Middle East for $5.00 per month and a premium package for non-mobile services targeted to English-speaking expatriates living throughout our current broadcast area for $9.99 per month. As of December 31, 2007, we had more than 174,000 paying subscribers, including approximately 163,000 subscribers in India, and over 11,000 subscribers in the rest of the world, including Europe, the Middle East, and Africa. We have ceased, however, traditional marketing and promotional activities for our non-mobile services in these areas.

Our strategy is to keep a narrow focus and establish a strong set of local alliances and strategic partnerships to assist in funding operations and provide support for distribution, content procurement, regulatory compliance and the build-out of a terrestrial infrastructure prior to embarking on a full roll-out in a particular market.

We continue to face severe problems in financing our development and operations. See “Risk Factors—We have faced in the past and may face in the future, challenges and constraints to obtaining financing” and “Management’s Discussion and Analysis and Results of Operations—Future Operating Liquidity and Capital Resource Requirements” and “—Capital Expenditures.‘

Our Markets

Within our broadcast coverage area, we believe that Europe, India, the Middle East and, possibly China, are the most attractive target markets for the launch of our service. Other markets we may pursue opportunistically include Africa, the expatriate communities within our coverage area and government agencies.

Our European business plan

We currently offer service in parts of Europe through satellite receivers and have a relatively small number of subscribers. Mobile reception there, however, requires the implementation of complementary terrestrial repeaters. These repeaters would operate within our assigned frequency band and would be used to fill gaps in satellite coverage, particularly in urban zones.

Following our establishment in 2006 of an Italian joint venture with minority partner Class Editori, a media company based in Milan, the joint venture company, WorldSpace Italia, S.p.A., received a license from the Italian government to establish a repeater network in Italy and provide a mobile service. WorldSpace Italia concluded the Fiat transaction in July 2007 and based upon Fiat’s commitment to OEM distribution and after-market support we have accelerated implementation for a scheduled roll-out in early 2009. We have installed terrestrial repeaters in Milan currently used for the testing of various components of the system. Chipset and receiver development, repeater network deployment, and the integration of a robust conditional access system are all moving towards the launch next year. We are also in discussions with content providers and other potential partners. In early 2008, we signed a development agreement with Delphi Corporation, one of the leading satellite radio providers, to design an after-market receiver for the Italy launch. Fiat is working with Delphi to develop an OEM receiver.

Our regulatory franchise, including radio frequency assignments and the associated orbital location of our AfriStar satellite as well as our Italian and Swiss licenses, position us to initiate our DARS service in Europe. However, for countries other than Italy and Switzerland, we will need to obtain additional local regulatory approvals for the deployment of our mobile DARS service. We are in discussions with potential partners and regulatory authorities in a number of other European countries, including Germany, the United Kingdom, France, and Spain, among others. We expect to achieve positive regulatory results in at least two additional countries in 2008. Accordingly, we plan to launch our hybrid mobile service in Europe in two phases. The first phase would offer mobile services in a single national market, Italy, while the second phase would focus on adding selected other targeted countries. Phase One would utilize the west beam of our AfriStar satellite, which has sufficient capacity to provide an attractive product offering in at least one European country (Italy), and a complementary terrestrial repeater network in that market’s urban zones. We are also evaluating the potential reconfiguration of our AfriStar satellite payload to provide additional capacity for a second European market. In Phase Two, we plan to provide a pan-European service through the launch of a third co-located L-band satellite (AfriStar-2) and the deployment of complementary terrestrial repeater networks in urban zones within additional service countries. We have received authorization from the FCC to launch and operate an additional satellite at the same orbital location as our AfriStar satellite. We plan to launch this additional satellite, which is fully assembled and in storage, subject to receiving required terrestrial repeater approvals in additional countries in Europe and arranging financing.

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

In preparing for the launch of a mobile DARS in Europe, we continue to pursue strategic relationships with automobile OEMs, media groups, content providers, receiver manufacturers and technology providers.

Our India business plan

India has proved to be a difficult market to achieve the level of subscriber additions we were expecting when we launched our commercial service in 2005 with marketing and promotional spending. We still believe the India market fundamentals are attractive, but we have continued to reduce spending pending the approval of our request for licenses to support the launch of our hybrid mobile service and the completion of a strategic alliance with a local partner. We plan to use 2008 to work to meet these two objectives and plan for the launch of a mobile service. We plan to introduce a terrestrially augmented mobile service in India after receiving appropriate regulatory approvals and are currently studying the use of our technology developed for Europe to that end. We believe a terrestrially augmented signal along with next generation receivers will not only make a mobile service possible, but will also eliminate a number of the challenges consumers face with our current service, such as antenna installation and manual password insertion.

We currently offer subscribers in India to our non-mobile service 45 channels of music, entertainment and information programming in twelve languages, and may introduce additional channels in the near future. This programming ranges from regional to national and international in its focus. The basic subscription package that we offer in India consists of international news (such as NPR, BBC and CNN International); WorldSpace-branded English language channels playing a full range of international music; Indian niche genre channels such as Gandharv, Shruti and Farishta; Indian news channels such as CNN/IBN and CNBC TV-18; Indian regional music channels such as Sparsha, Spandana, Tunak, Umang, Surabhi, Falak, Sonar, KL Radio and Madhuri; and lifestyle and meditation channels such as Moksha and the Art of Living. We have also featured the WorldSpace-created channel PLAY, which is the first all-sports, talk radio channel in India and provides comprehensive coverage of cricket and other sports for the Indian market. The channels are broadcast 24 hours a day. In 2007 we launched a comedy channel (Punchline), an 80’s-90’s pop hit channel (Retro Radio), a channel featuring Christmas/Holiday music which ran for a six week period in November and December (Holly) and the CNN/IBN and CNBC TV-18 channels. In 2007 we also added additional live programs on a number of WorldSpace branded channels. Our long term strategy focuses on live music broadcasting, the creation of unique, compelling and exclusive content events that can be leveraged on one or more WorldSpace channels, as well as increasing channels of both music and talk that target a mass audience.

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

Our Middle Eastern business plan

In light of the regulatory success we have experienced in markets in the Middle East, we have been targeting the launch of our mobile service in markets such as Bahrain and the UAE. These target segments will include the local Arabic population as well as South Asian and western expatriates. We are implementing a mobile service based upon authorizations received from the telecommunications regulatory authorities of Bahrain and the UAE, and intend to roll out our mobile service initially in Bahrain, followed by the UAE. We expect to launch the service with our Europe standard technology, which we expect to be ready in early 2009. We have added two dedicated Arabic channels, Ranin (new Arabic hits) and Min Zaman (Arabic retro/classical), concluded on agreement with CNBC Arabia, and have begun efforts to launch additional Arabic channels covering key genres of Arabic music. We plan to leverage our Indian content to provide a “voice from home” for the large number of expatriates from India, Pakistan, Sri Lanka and Bangladesh. We believe the South Asian expatriates, as well as the western expatriates who are interested in receiving reliable news, information and entertainment from sources and in formats that they are used to receiving at home, provide an attractive market with a high disposable income and strong ties to their homeland.

Our China business plan

While we have in place our satellite infrastructure for China, we have not yet begun to offer DARS in China. The path to the launch of a commercial business in China remains unclear, even though we continue to work with our local partner to structure an arrangement that will receive government approval. Pursuant to a series of agreements and approval documents issued by relevant governmental authorities, China Satellite Communications Corporation (ChinaSat), our agent and one of six state-owned telecommunications operators in China, has acquired satellite spectrum allocation and certain other approvals to operate complementary terrestrial retransmission services in China. ChinaSat has installed four repeaters in Beijing and two repeaters in Tianjin to conduct the experimental L-band network operations. Additionally, our agent, ChinaSat, has established an uplink station in Beijing for our AsiaStar satellite.

We have developed a “China-Only” version of our receivers, which is programmed to decode only those broadcasts intended for listeners within China. This feature will ensure that programming from outside China will not be decoded by China-Only receivers within China. To facilitate local low-cost production in China, we have an active agreement with China-based receiver producer Tongshi.

We believe we are well positioned to offer an initial DARS system to the Chinese market, subject to the required government approvals. Through WorldSpace China, we have established relationships with several third-party providers of content relating to these services, including China National Radio, China Radio International, SEEC Media Group, Ltd., and Hunan Radio & TV and we expect to activate these relationships upon receiving government approval.

Programming and Content

Consumer radio

Our content is a key differentiating factor in attracting subscribers and increasing our subscription revenue. Our approach to content comprises three key strategies: (i) to form relationships with the best international, national and regional content providers; (ii) to create high-quality unique content, including content that has not been available through the local radio providers in a particular market; and (iii) to aggregate in each of our markets the most appealing mix of audio programs. The mix of audio content provided in each market is tailored to the needs and preferences of major, as well as niche, target listener segments within such market. Each of our satellites can broadcast three beams of information covering different parts of the satellite’s footprint. Each beam will have the capability to broadcast 50-60 channels with its own individual mix of programming.

Overall, we currently broadcast a total of 90 separate digital channels, delivering music and multilingual news, sports, information and data. Currently, 39 channels are provided by international, national and regional third parties and 35 are WorldSpace-branded channels produced by us, or by third parties uniquely for us. The balance are data and First Voice channels. In 2007, we introduced six new channels, a comedy channel (Punchline), an 80’s-90’s pop hit channel (Retro Radio), Hosanna (Christian) a channel featuring Christmas/Holiday music which ran for a six week period in November and December (Holly), CNN/IBN (Indian News) and CNBC TV-18 (Indian and global Business News). We are exploring ways of enhancing our talk, entertainment and sports related programming in a cost-effective way.

On our WorldSpace branded channels we generate exclusive, compelling and unique content by creating events or partnering with existing events in the entertainment world. An example of this is the UPop Sessions @ Abbey Road in which we brought in over 30 bands for live recording sessions. We broadcast this three day event live on our UPop channel as well as archived all the content for future playback. In 2008, we expect to create a special channel “WorldSpace Live” to showcase all of the Abbey Road content we have collected over the last three years as well as other live content we have recorded in the WorldSpace studios over the years. In addition to WorldSpace-created events, we also partnered with existing events such as the Brit Awards, Live Earth, the Virgin Mobile Festival and many others to deliver the most current, exciting entertainment content to our subscribers. We use encryption technology to mitigate signal piracy and to protect access to, copying of and tampering with the manner and method through which our content is offered as well as the content itself. Our next generation receivers will use improved compression technology, eventually allowing a greater number of channels to be sent over our existing bandwidth.

We have agreed to provide free of charge 5% of the capacity of each of our satellites to First Voice International (First Voice) through the life of such satellites and to provide uplink service for First Voice’s content at least through June 2005. At present, we continue to provide uplink service to First Voice at no charge. First Voice is a nonprofit organization whose establishment was inspired by our Chairman and Chief Executive Officer, Noah Samara, and which provides free informational and educational programming to local communities within our broadcast coverage area. Mr. Samara is also the Chairman of First Voice.

AsiaStar

The northwest beam of our AsiaStar satellite offers 45 channels to our primary market of India. Some of our channels are available free-to-air, but most require subscription service.

The other two beams on the AsiaStar satellite are configured to broadcast in China and Southeast Asia.

AfriStar

Our AfriStar satellite offers 59 channels, most of which are available on two of the three beams, the west beam having been substantially cleared for testing preliminary to the launch of our mobile service in Italy. The programs offered on these channels are broadcast into Africa, the Mediterranean basin countries, the Middle East and parts of Europe.

Receivers and Multimedia and Data Devices

Technology and Waveforms

WorldSpace has developed for Europe and other markets a satellite-terrestrial broadcast technology based on the Satellite Digital Radio (SDR) standard approved in September 2006 by the European Telecommunications Standards Institute (ETSI).

This waveform uses state-of-the-art error correction codes (turbo-codes) together with highly adaptable time interleavers. In addition, the product implements a flexible modulation scheme that addresses low-power and high-power satellites. Furthermore, the standard’s built-in quality of service (QoS) capabilities optimizes bandwidth utilization by enabling bandwidth allocation based on the class of service required. This feature enables real-time audio and video service and product implementations that need bandwidth resources reserved and/or protected while also enabling less bandwidth intensive data services that can benefit from retransmission techniques at the application layer. The terrestrial component of our SDR system uses carriers of 1.5 MHz each, thereby facilitating frequency coordination and planning at the pan-European level.

The WorldSpace SDR technology will also use the following:

•	HE-AAC v2 for audio coding offering the best audio quality for low to medium bit rate applications

•	Optional MPEG Surround binaural audio coding to render surround sound effects in headphones

•	Program associated data such as artist name, song title, album title and album arts

Partnerships to implement the new ETSI waveform

WorldSpace has entered into a contract with the Fraunhofer Institute (Germany) for the development of an SDR receiver reference design. This design will:

•	enable fast product development by aftermarket and OEM receiver vendors using a first generation architecture based on semi-custom ASIC and an ARM9 processor, and

•	allow the fast track development of full custom ASIC’s with reputable foundries.

WorldSpace has recently concluded agreements with ST Microelectronics, a major chipset development company, and Delphi Corporation, a leading satellite radio system developer to develop the ETSI chip-set, OEM, and After-Market products for Europe (see below—Consumer audio receivers).

WorldSpace has awarded a contract to Certicom—an experienced conditional access (CA) vendor with a proven track record in the satellite radio space. The CA system delivers entitlements to receive over-the-air and enables pre-activation of OEM and After-Market receivers at the factory. This capability, in turn, enables WorldSpace to offer and better manage customer trial periods without unduly burdening the call centers/dealers, which we anticipate should improve the service adoption rate by users.

Following an international competitive bid, WorldSpace awarded in June 2006 a contract to Sodielec (France)—a leading company in DVB-T transmitters—for the development and delivery of eight repeaters. The initial compatibility tests between repeaters and receivers were performed successfully in December 2006 and repeaters were installed in Toulouse (France), Erlangen (Germany) and Milan (Italy) for field trials. Following the field trials, in 2008, we have commenced activities to install the repeater network required to launch service in Italy.

Consumer audio receivers

Until now, we made available for our markets satellite reception only receivers, which, although many were portable, were used primarily for fixed reception, since we had not built out any terrestrial repeater networks that are needed for mobile reception. These receivers have been available in a range of individual, home and office models. In anticipation of our upcoming launches of our mobile services first in Europe and then in the Middle East, we have been working with key vendors to have ready a mobile reception receiver to work in conjunction with our newly developed European technology. We expect to use this technology for all our European market launches and our launch in the Middle East and are studying its introduction into India once we have secured a repeater network license there. In order to take full advantage of the new capabilities of the European technology, we will have to broadcast our signal in a new waveform; which our current generation of receivers will not be able to interpret. As we introduce new technology and market our next generation receivers in markets where there are significant numbers of current subscribers with first generation receivers, we are developing transition plans that could involve, among other things a promotional program to address replacement of the older receivers. Another potential plan under evaluation may include a period during which we could broadcast in both waveforms. Under this potential plan, at some point in the future as our next generation receivers achieve broad market acceptance, we expect that we will discontinue broadcasting the signal used by our current generation of receivers.

WorldSpace has recently concluded an agreement with Delphi Corporation, a leading satellite radio receiver product developer to develop the after-market products for Europe. The first such agreement to develop two generations of the first after-market SDR receiver was signed with Delphi in January 2008. In addition, WorldSpace and Delphi are in the final stages of negotiating the development agreement for the first generation OEM receiver implementing the new ETSI Technology.

Europe & Middle-East

Products: WorldSpace intends to provide a wide range of receivers to its subscribers in Europe and the Middle East. The primary focus is the automotive market which is expected to drive the growth in the early stages. Within the automotive space, two markets will be addressed:

OEM (Original Equipment Manufacturers):

Addressed by the following two kinds of receivers

•	Receiver Modules: typically small tuner modules (3” x 2”, for example) that are mounted directly into the car entertainment (or navigation) system of a car

•

“Black Box” Modules: larger modules assembled in other parts of the car (boot, glove box.) and wired to the head unit of the car’s entertainment/navigation system. While this configuration is likely to be a bit more costly, it offers the flexibility to integrate the satellite radio into all head units, including ones that do not have the space and connectivity provisions for an internal module.

After-market: Addressed by “plug and play” (PnP) receivers that are removable from the car. The initially planned PnP receiver will be positioned in the mid to high end for the market and may include a color screen and enough memory to appeal to tech-savvy, early adopter consumers.

All the above mentioned receivers will be capable of supporting advanced data and data-enabled media applications through easy integration with existing and emerging sources of data in cars, including navigation (GPS) and telematic systems. Advanced data applications and premium services geared towards motorists will enable consumers to view in real time a wide range of relevant information including up-to-date traffic conditions, weather forecast, parking space availability, and other valuable information.

Some receiver models may feature capabilities that include pause and rewind, preview of next artist, and many other attractive services, including push download services.

Networks

After WorldSpace obtained a license to build and operate the first L-band satellite radio repeater network in Italy, WorldSpace signed an agreement with Telecom Italia to design and deploy the terrestrial repeater network throughout Italy for the launch of its first service in Europe. We are currently considering a plan for Switzerland where we recently received a license to deploy terrestrial repeaters.

India & Rest of the World

Our existing receivers used in India are manufactured by BPL and are sold in the retail market at prices ranging from Rs.2,499 to Rs.3,599 (approximately, $60 to $90). Currently, the lowest cost BPL receiver is the One World, which is offered at a retail price of Rs.2,499 (approximately $60). To help achieve this price point, we currently provide a subsidy for this receiver. Substantially all receiver sales are of this low-cost BPL receiver. We continue to pursue all opportunities to reduce receiver costs.

We are considering plans to introduce our new ETSI receiver product line intended for automobile use in India, upon receiving the terrestrial license. Although this entails developing a transition plan for our current subscribers (since full introduction of this technology will result in the first generation receivers being unable to receive our signal), using this technology systemwide provides synergies and potential cost efficiencies that we expect will ultimately benefit our subscribers. For the automobile market initially, we plan to introduce after-market oriented products, which will be housed in a docking station on the automobile’s dashboard and will use an omni-directional antenna mounted on the automobile’s roof. Similar to the receivers used by Sirius and XM, these automobile receivers would access our satellite when in line of sight of our satellite or a terrestrial repeater network when line of sight to our satellite is blocked, which would generally only be the case when the receiver is in a major metropolitan area and large buildings, trees and other natural obstructions obscure the line of sight with our satellites.

The WorldSpace System

Our system is a complete digital audio, data and multimedia system comprising three major components: the space segment, the ground segment, which includes satellite control, content uplinking and terrestrial repeaters (when we complete the repeater network installation in Italy), and the user segment. The space segment is designed to cover most of the geographical areas of the world (except North America and Australia) using three geostationary satellites. We have spent approximately $747 million on required infrastructure, including the satellites and the earth stations. Presently, two of the satellites, AsiaStar and AfriStar and their associated ground control systems, are providing operational services to Asia, all of the Middle East and Africa, and parts of Europe. In addition, we have a fully assembled satellite in storage (which we plan to use to expand our mobile DARS in Europe) and the long lead parts for another (which may serve as a ground spare). The satellites are designed to provide digital audio, multimedia and data broadcasting to small fixed and portable L-band receivers in their line of sight anywhere in their broadcast coverage area. In order to provide a robust mobile service, we are implementing terrestrial repeater networks, initially in Italy, that will be part of our system in selected markets within our satellite broadcast coverage area. With the addition of suitably located terrestrial repeater networks, the system can provide more reliable urban broadcast services to receivers in automobiles (similar to the services provided by XM and Sirius in the United States).

We built our system working with industry leaders, including Alcatel Space (now Thales Alenia Space), EADS Astrium and Arianespace (France), SED (Canada), GSI (USA), Fraunhofer Institute (Germany), ST Microelectronics (Italy), Micronas (Germany) and others, to realize high quality and reliability of service.

Space segment

Our orbiting satellites, AfriStar and AsiaStar, and our satellite in storage are Matra Marconi Eurostar 2000+ buses built by Alcatel Space and EADS Astrium, formerly known as Matra Marconi Space. Both are geostationary orbit satellites broadcasting programs in the L-band frequency (1452-1492 MHz range). Each of the two satellites has three downlink spot beams, with each beam covering approximately 14 million square kilometers of the earth. The AfriStar satellite, launched in October 1998, is located at the 21º East Longitude orbital location with beams covering all regions of Africa, the Mediterranean basin countries, the Middle East and parts of Europe. The AsiaStar satellite, launched in March 2000, is located at the 105º East Longitude orbital location with beams covering the most densely populated parts of Asia, including India, China and the southern part of Russia. The third satellite, which is fully assembled and ready for launch, is currently in storage at EADS Astrium’s and Thales Alenia Space facilities in Toulouse, France and Stevenage, U.K. A fourth satellite of identical design, for which long lead parts have been procured and partially assembled, is also maintained in storage in Toulouse, France and can be integrated and tested for launch in an abbreviated period of time.

Each satellite has a design life of twelve years, with an orbital maneuver life of 15 years, which means that each satellite has been designed and fueled to maintain its assigned orbital position (within 0.1 degrees) for 15 years. After that point, the satellite must be decommissioned. Our AfriStar satellite has developed a defect in its solar panels. As a result of this defect, the energy collected by those panels is less than intended. Based upon the past few years operational experience with this issue and consultations with Astrium, we believe the defect’s likely effect is limited to potential satellite power inadequacy during solar eclipses. We have adapted our satellite procedures accordingly and, in consultation with Astrium, we have implemented operational procedures that would extend the useful life of the satellite relevant to this solar array issue through careful management of the power generated by the solar arrays. Such procedures, which are expected to be invoked during the critical eclipse periods, may result in a temporary and relatively insignificant reduction of the power radiated by one or more of its beams with a resulting reduction of the broadcast coverage area of such beam(s).

Each of our satellites provides two types of channel capacity: transparent and processed. In the transparent mode, signals from ground stations are sent to the satellite in a time sequence known as time division multiplex (TDM). In this mode, different channels are brought to a central hub station for aggregation and uplink to the satellite. The satellite receives and broadcasts these channels to ground receivers within its coverage area. The three downlink beams receive programs from corresponding uplinks in different frequencies. In the processed mode, the satellite has the ability to process the received signals before transmission to its coverage area. This second mode allows individual broadcasters to uplink to the satellite directly from their respective sites. In the processed mode, any program uplinked on a single frequency can be broadcast in any or all of the downlink beams.

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

The regional operating centers control the satellites via dedicated data lines to the TCR stations. Each satellite has two TCR stations with sufficient geographic distance between them so that if natural disasters or any unforeseen events were to make one inoperable, a back-up station will be available. TCR stations consist of an

X-Band uplink command and control system and an L-band telemetry monitoring system. A backup mode has also been provided using an S Band link from Bangalore, India. The TCR stations for AfriStar are located in Bangalore, India and Port Louis, Mauritius and for AsiaStar in Melbourne, Australia and Port Louis, Mauritius.

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

In the common hub mode, the WorldSpace-branded broadcast channels, all audio channels from external broadcasters and multimedia content are backhauled and aggregated to a broadcast operations center (BOC) and the content is fed directly to a transparent hub feeder link station (TFLS). The external broadcaster’s contents are backhauled to the BOC using off-the-shelf codec equipment and dedicated communication lines. The TFLS multiplexes all the incoming audio channels and data, and translates the encoded signal into the TDM format compatible with the receivers. The TFLS then uses a single carrier frequency to uplink transmissions to the satellite. Onboard the satellite, the signal is routed by the transparent transponder to a specific downlink beam and transmitted via L-band frequencies to the receivers. A TFLS located in Johannesburg provides the uplink to the AfriStar satellite. A station in Singapore provides the uplink for the west and south beams of the AsiaStar satellite. The north beam of the AsiaStar satellite is supported by a TFLS located in Beijing, China.

As an alternative to the TFLS, individual broadcasters may also uplink directly to the satellite from their own facilities or from a central location via a Processed Feeder Link Station (PFLS). The PFLS can be installed at the broadcaster’s location or a location central to several broadcasters (to which programming is transmitted by the broadcasters via dedicated communication lines). The PFLS, after coding, translates the signal into PRCs for onward transmission to the processed transponder onboard the satellite. The processed payload transponder receives multiple uplink signals and processes them for rebroadcast in L-band. PFLSs in London and Toulouse currently provide access to AfriStar; a new PFLS has been constructed in Dubai to replace a decommissioned Nairobi PFLS. PFLSs in Melbourne and Singapore provide access to AsiaStar. The TFLSs and the PFLSs are equipped with custom-built encryption nodes to encrypt any channel or a group of channels to support the subscription management service.

We will also introduce an over-the-air authorization capability, which will allow suitably equipped receivers to be activated or de-activated using a dedicated channel without requiring consumers to enter passwords directly into a receiver. This will facilitate quick and easy activation and deactivation of receivers over the air without requiring the manual entry of passwords into a receiver.

Terrestrial system

Since uninterrupted line of sight reception may be difficult in the urban areas in which we operate, we intend to install terrestrial repeating transmitters to rebroadcast our satellite signals in the largest metropolitan areas of our intended mobile DARS markets. Our next generation receivers will be capable of receiving this broadcast. The development and introduction of next generation mobile receivers will coincide with the launch of our first terrestrial repeater network in Italy and will follow in other markets in which we intend to offer a mobile service. The satellite component of the system will be based on the same TDM signal we currently use, but will use a modified waveform with several significant enhancements designed to improve in-vehicle reception in areas partially shadowed by trees or other obstructions.

User segment

Users must purchase a receiver compatible with the L-band frequency in order to access our system. The radio receiver processes, decodes and descrambles the signals to allow users to receive our programming content. Our broadcast frequency and satellites require a special receiver design incorporating either a small patch antenna measuring approximately 6 to 8 cm (2.4 to 3.2 inches) which folds neatly into the receiver unit or a similarly sized omni-directional antenna mounted on the car rooftop. Each receiver is individually addressable via a unique identifier that can be used to unlock specially coded audio or multimedia signals. This capability provides us with the flexibility to deliver free, subscription and/or premium services to consumers.

The currently available receivers are manually coded for subscription authorization. A password, valid for varying periods of time depending upon the length of the subscription purchased and paid for, is provided to a subscriber and entered into the receiver. Currently passwords are re-validated on a quarterly basis. Upon subscription renewal, a new passcode is provided and similarly entered into the receiver. As new receiver products are introduced, we plan to provide for over-the-air activation of subscriptions.

Competition

We expect competition for our services from a diverse mix of audio, video and data providers ranging from traditional AM/FM and shortwave broadcasters to cable television and DTH satellite broadcasters, Internet-based radio broadcasters and other potential satellite DARS providers.

Traditional radio

We face competition from traditional AM/FM and shortwave radio broadcasters. The shortwave and AM/FM radio industries are well established and generally offer free-to-air reception paid for by commercial advertising. In addition, certain stations offer free-to-air programming without commercial interruption. Many shortwave and AM/FM radio stations also offer information programming of a local nature, such as local news or traffic, which we may not be able to offer. Radio stations compete for listeners and advertising revenue directly with other radio stations within their markets on the basis of a variety of factors, including program content, on-air talent, transmitter power, audience characteristics, local program acceptance and the number and characteristics of other radio stations in the market. AM/FM radio is deeply rooted in most European markets. And although there has recently been limited expansion of AM/FM radio in India, traditional AM/FM radio there is still not as important a source of competition as in other markets because of the poorer quality and narrow selection of programming currently offered.

Terrestrial Digital Broadcast Services

We may also face competition from terrestrial digital broadcast services in the future, such as Terrestrial Digital Radio (TDR) services. TDR is a digital technological upgrade of traditional radio that offers up to CD-quality radio in over-the-air broadcasts with text information such as song title, weather and news alerts included. TDR experimental services are being conducted in a number of countries worldwide, including China, parts of Europe, India and Israel. A few countries, including Canada, the U.K., Denmark and Germany, have started regular commercial TDR services, and France has announced its intention to launch a similar service in 2008. Standards for providing such services in the United States were authorized by the FCC in October 2002.

Other digital broadcast systems and services include technological upgrades which permit the service to provide digital TV and multimedia signals to mobile phones and other portable devices – or mobile TV. Experiments in terrestrial mobile TV services are being conducted in a number of countries worldwide, including Germany, the US and France, while Korea and Italy started offering regular commercial services in January 2005 and in 2006, respectively. It is possible that the anticipation of the 2008 Olympics may stimulate the introduction of similar services by the summer of 2008 in China and other European countries.

Satellite television and cable

Traditional cable operators and DTH satellite broadcasters programming television offer programming that may compete with ours. Many cable television operators provide a set of music channels as an ancillary service for cable subscribers. Delivery of television via DTH satellite transmission is a growing phenomenon worldwide, including in most of the countries we have targeted, and these satellites may broadcast audio channels. Many DTH satellite services provide a set of music channels accessible through fixed dish receivers mounted on a home or building as an ancillary service for customers investing in the television dish and receiver, and paying the monthly or annual subscription price. DTH and cable audio programs may offer high quality signals and a customer’s choice of available programming is considerably broadened by these offerings—both aspects common to our planned service. Cable services and DTH television, however, are not portable and can only be heard through televisions or stereo receivers wired into the satellite antenna or cable television system, so they will not compete with our portable satellite receivers or our intended mobile automotive service. In addition, most DTH and cable audio services are presently limited to packaged recorded music and are secondary in marketing emphasis to television. However, there are a few existing providers of DTH radio, such as Digital Music Express in the U.S., which offers over ninety channels of digital commercial free sound through a subscription service. However, such DTH radio services do not offer traditional radio type broadcasts, which include live DJs and up-to-the-minute news.

Internet radio broadcasts

There are large numbers of Internet radio broadcasts which can be accessed from any PC connected to the Internet anywhere in the world. In general, the audio quality of these broadcasts is dependent on the bandwidth available and the quality of the Internet connection. To the extent that higher quality sound is available, for the listener to experience a high quality broadcast they must have a broadband connection to the Internet and the listeners must connect their PC to quality speakers or earphones. It is unlikely that there will be a portable

Internet solution in the markets we are targeting for some time to come. Much of the current radio broadcasts are pre-programmed music playlists, not traditional radio type broadcasts with live DJs or up-to-the-minute news programming.

PC users can download music in formats suitable for storage and playback on their PCs. In contrast to music that is played on a PC directly from the Internet, the sound quality of music that is downloaded from specialty Internet sites for future listening on PCs can be comparable to our broadcasts.

Other satellite service providers

Direct satellite DARS competition in the L-band is limited by the digital satellite radio spectrum allocation established by the 1992 WRC, referred to as WARC-92, and by our current use of this allocation. Although a number of countries have since submitted filings to the ITU for potential use of the same unique L-band frequencies allocated to satellite radio, we are not aware of any other satellite DARS providers in the L-band. While new competitors could emerge, particularly if our service proves to be a commercial success, any potential satellite users of the L-band are required to protect our receivers from harmful interference. Moreover, our two satellites currently occupy most of the L-band spectrum allocation in our target regions.

In addition to direct satellite DARS competition in the L-band, we may face competition from satellite “Digital Multimedia Broadcasting”, or DMB, service providers in one or more of our target markets. Satellite DMB consists primarily of delivering TV programs and multimedia content, including audio, to mobile phones. While the service is aimed primarily at the mobile phone market, it is also possible to provide in-vehicle reception of the service. While satellite DMB is currently available only in Japan and South Korea, similar services have also been proposed for provision in different S-band allocations in other parts of the world, including Europe, India, the Middle East and China. Since satellite DMB consists mainly of delivering video channels, while satellite DARS is tailored to provide multiple audio channels, especially to automobiles, we believe any potential competition from future satellite DMB operators is likely to be mainly indirect.

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

Intellectual Property/Trademarks/Patents

We use and hold intellectual property rights for a number of trademarks, service marks and logos for our system and services and for our receivers. We have two main marks—“WORLDSPACE” and the “Orbital Logo”—both of which are registered in over 25 countries in the international categories for satellite communications or radio and data business. We have under consideration certain modifications to our main marks and expect to make a decision in the near term. We also hold, in various jurisdictions, a small number of regional taglines or channel brand names including but not limited to “AmeriSpace”, “AmeriStar”, “AfriStar”, and “AsiaStar”. In addition, we currently own or have applied for more than 40 patents in more than 40 countries relating to various aspects of our system and receivers, and at any time we may file additional patent applications in the appropriate countries for various aspects of our system. Our patents cover various aspects of the satellite direct radio broadcast system and terrestrial repeaters with formatting of broadcast data, and the processing thereof by the satellite and reception by remote radio receivers. In India we have six patents pending, and in China we have been issued two patents and have five additional patents pending. We also have exclusive rights in various Fraunhofer Gesellschaft patents.

We believe that all intellectual property rights used in our system were independently developed or duly licensed by us, by those we license the rights from or by the technology companies who supplied portions of our system. We cannot assure you, however, that third parties will not bring suit against us for patent or other infringement of intellectual property rights.

We have granted XM, a royalty-free, non-exclusive and irrevocable license to use and sublicense all improvements to our technology made up to January 1, 2003. This license renews automatically on an annual basis unless terminated for a breach which has not been or cannot be remedied.

The recording rights federation, International Federation of the Phonographic Industry (IFPI), and we have entered into a global blanket license for sound recording rights that is expected to cover those rights for our soon to be launched service in Italy. We are currently exploring the licensing of composers rights for that market. For the India market, we entered into a license agreement with Phonographic Performance Ltd. (PPL) for the equivalent rights granted by IFPI for the India catalogue once PPL opted out of the global arrangement with IFPI. The term of this agreement expired at the end of 2007 and we remain in good faith negotiations with PPL for a renewal.

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

Although we believe the license granted by COMPASS covers all necessary broadcasting rights for transmissions from our Singapore uplink station to India, China and other countries within the AsiaStar broadcast coverage area, its sister rights societies in other jurisdictions within the AsiaStar broadcast coverage area may not recognize such license and may seek to require separate licenses for broadcasts into their jurisdictions. This could increase our cost of broadcasting in such jurisdictions. Indeed, the society in India, India Performing Rights Society (IPRS), has recently announced that it is opting out of the COMPASS arrangement with respect to its India catalogue. We are in good faith negotiations with IPRS and expect to reach agreement on terms in the near future.

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

At WARC-92, the ITU allocated the 1452-1492 MHz frequency band (within the so-called “L-band”) to the Broadcasting-Satellite Service (Sound), (BSS (Sound)) referred to as DARS in the United States, on a global basis. Recognizing the line of sight physics of satellite broadcasting and the need to provide seamless coverage in urban areas, the ITU specified that the global allocation covered BSS (Sound) and complementary terrestrial broadcasting. Further, WARC-92 limited BSS (Sound) initial operations to the upper 25 MHz of the L-band allocation (1467-1492 MHz), with the use of the lower 15 MHz of the L-band to commence after the conclusion of a planning conference, which has not been scheduled.

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

BSS (Sound) services share the L-band frequencies on a co-primary basis with terrestrial fixed, mobile and broadcasting services. Therefore, our satellites were required to be coordinated with existing systems either lawfully operating in our service regions or enjoying date priority ahead of us. While our notifying administrations, as the formal members of the ITU, are responsible for coordinating our satellites, in practice they require that we, as the satellite licensee, identify any potential interference concerns with existing systems or those enjoying date priority ahead of us, and provide the analytical work and interface necessary to coordinate with such systems. If we are unable to reach agreement and finalize coordination, our notifying administrations would then assist us with such coordination.

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

Regulation at the national level

Regulation of the satellites

AfriStar-1: Regulation by the United States. Following a previously issued experimental license, on December 17, 1999, the FCC granted AfriSpace, Inc., our wholly-owned subsidiary (AfriSpace), a full license authorizing AfriSpace to launch and operate the AfriStar-1 satellite at the 21° East Longitude orbital location to provide commercial digital audio broadcasting services in the L-band to Africa and the Middle East. The license specifically provides for a ten year license term and expires in January 2010. It is renewable at that time.

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

Additionally, on February 5, 2008, AfriSpace filed with the FCC a request to modify its AfriStar-1 license in order to allow that satellite to operate in a configuration which provides expanded coverage of Europe. The request has not yet been granted by the FCC.

AfriStar-2: Regulation by the United States. On January 3, 2006, we were awarded a license by the FCC to launch and operate AfriStar-2, and to co-locate it with AfriStar-1 at the 21° East Longitude orbital location. The satellite would operate within the same authorized frequency band (from 1467 to 1492 MHz) as AfriStar-1 and is expected to enhance our service coverage in North Africa, the Mediterranean basin and Europe, as well as provide certain “overlap” redundancy for the northwestern and northeastern portions of AfriStar’s current coverage area. The first request for coordination with respect to AfriStar-2 was published by the ITU on May 3, 2005 and a second request for coordination, identical to the first but with a later validity date to cater for possible launch delays, was published by the ITU on June 12, 2007.

The FCC did not impose a performance bond requirement on AfriStar-2 and only required that it be launched and placed into operation prior to decommissioning AfriStar-1.

A number of ITU filings for the L-band currently have date priority over our AfriStar-2 filings. Although we are required to coordinate our AfriStar-2 filings with these prior-in-time filings, those filings must themselves be coordinated with our AfriStar-1 and AsiaStar satellite notifications.

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

AmeriStar: regulation by Trinidad and Tobago and France

On December 30, 1992, the Government of Trinidad and Tobago granted a special license to WorldSpace Caribbean Ltd., a wholly-owned subsidiary, to provide commercial digital audio broadcasting services from the 95° West Longitude orbital location. This license expired on April 2, 2000 and was subsequently renewed in December 2001 and would have remained effective for twelve years (until 2013) unless we failed to launch the satellite within the period of validity of the ITU filing (January 2002).

As a result of a lengthy coordination process, the initial filing for AmeriStar expired in January 2002. The Government of Trinidad and Tobago subsequently submitted a new advance publication filing to the ITU effective January 2002. This new filing will expire in January 2009 if a satellite is not launched by that time.

Since we do not intend to launch a satellite by January 2009, the 2002 filing will expire at that time, and we do not intend to seek a renewal of our license from Government of Trinidad and Tobago. As an alternative strategy, the French administration, at our request, has submitted to the ITU on February 22, 2008, two filings, at 78° West Longitude and 65° West Longitude, respectively. We will seek a corresponding license(s) from the French administration at the appropriate time.

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

In July 1995, the European Conference of Postal and Telecommunications Administrations (CEPT), met in Wiesbaden, Germany and agreed on a Special Arrangement concerning the introduction and planning of Terrestrial Digital Audio Broadcasting (T-DAB), in the VHF frequencies (174-230 MHz) and L-band (1452- 1467.5 MHz) in the territories of the signatory Administrations (referred to as the WI-95 arrangement). In the Special Arrangement, each of the signatory administrations received a certain number of allotments, consisting of T-DAB frequency blocks that were geographically limited and pre-coordinated so as not to interfere with each other, and distributed with a view to forming two complete national coverages per country.

Subsequently, terrestrial digital radio proponents requested that additional L-band spectrum resources above 1467.5 MHz be allocated for T-DAB, in addition to the WI-95 plan. In October 2000, the European Radio communications Committee (ERC), the highest body within the CEPT in charge of radio communications matters, authorized seven additional frequency blocks (approximately 12 MHz) from the satellite-only part of the upper 25 MHz of the L-band to be used for the planning of one further T-DAB coverage in each country. A CEPT Conference took place in June 2002 in Maastricht to develop this third coverage plan and to transfer former L-band T-DAB allotments from the WI-95 arrangement into the resulting new “MA-02 Special Arrangement.”

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

Italy and Switzerland

In May 2006, our Italian subsidiary, WorldSpace Italia S.p.A., received an authorization from the Italian Ministry of Communications to launch a subscription satellite radio and data service in Italy, utilizing the frequency band 1479.5-1492 MHz for the operation of the corresponding hybrid satellite/terrestrial network. We anticipates launching Europe’s first satellite digital radio service to portable and vehicular devices in early 2009, using our AfriStar satellite and a terrestrial gap-filler network to be rolled out in the major Italian cities.

In April 2008, we also received approval from Switzerland’s Office Fédéral de la Communication (OFCOM) to operate terrestrial repeaters that will work in conjunction with our AfriStar satellite.

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

Ofcom has recently confirmed its plans to auction 40 MHz of L-band spectrum suitable for a range of services, including satellite radio and mobile TV. The release of 40 MHz of L-band spectrum is part of a wider plan of Ofcom to release around 400 MHz of valuable spectrum, including the spectrum that will be freed-up through the future switch to digital television. The L-band spectrum will be auctioned in two sub “packages”, on an application-neutral basis, with associated rights of spectrum trading:

•

The rights to use the 12.5 MHz allocated in Europe to satellite broadcasting will be auctioned as a single licence, subject to constraints to protect reception of satellite radio services, such as our own, in neighbouring countries.

•

The remaining 27.5 MHz will be auctioned as more than one sub-band, to enable the establishment of a competitive environment in the provision of particular types of service, including the potential for licensees to choose their preferred technology.

We intend to participate in the L-band auction, which will likely take place during the second quarter of 2008.

Other European countries:

We are actively pursuing regulatory authorizations to deploy terrestrial repeaters in additional European markets, notably Germany, France and Spain. In France, the authorities recently approved the ETSI SDR standard for deployment in the L-band allocation for satellite radio.

India

We began offering free-to-air service to India in 2000, and started providing the first subscription digital radio service in India in 2002. We are now in the advanced stages of seeking approval to offer a “hybrid” digital radio service in India. This service will utilize terrestrial repeaters located in urban and other areas where reception is problematic, in conjunction with our AsiaStar satellite, in order to develop a new mobile service intended for use in automobiles. Radio services in India are governed by the central government pursuant to the Indian Telegraph Act, 1885 and the Indian Wireless Telegraphy Act, 1933 which, among other powers, give the central government the power to grant licenses to persons establishing, maintaining or working a telegraph apparatus, or even possessing a wireless telegraph apparatus, including radios, within any part of India. Each successive step in our Indian business strategy entails an increased level of regulation, and involves various regulatory authorities. These include: the Ministry of Information and Broadcasting, which is responsible for policy formulation; the Department of Telecommunications under the Ministry of Communications and Information Technology, which is responsible for licensing and wireless spectrum management, among others; the Telecom Regulatory Authority of India (TRAI), an autonomous government entity created under the TRAI Act, 2000, which is charged with regulating the telecommunications sector and providing recommendations to the government; the Wireless Planning & Coordination Committee (WPCC) Wing of the Ministry of Communications & Information Technology, created under the Government New Telecommunications Policy, 1999, which sets spectrum policy in India; the Ministry of Home Affairs; the Department of Space; and the Standing Advisory Committee on Radio Frequency Allocation (SACFA). The regulatory aspects of the different stages of our business plan for India, as well as the respective roles of these governmental bodies, are described in more detail below.

Free-to-air services. India does not currently require downlink service/frequency authorizations to provide free-to-air, satellite-only digital radio services, including ancillary data transmissions. Currently, only Indian companies are authorized to downlink and uplink television channels to and from India. With respect to protection from interference into our L-band frequencies, the Indian administration has adopted the WARC-92 allocation for BSS (Sound) in its national table of allocations on a co-primary basis with the fixed service. Any potential interference issues are coordinated on a case-by-case basis.

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

“Hybrid” services. For the terrestrial retransmission component of our “hybrid” digital radio services, we must obtain a spectrum allocation, spectrum and transmitter authorizations and may also be required to obtain a service license from the Indian government pursuant to the Indian Telegraph Act, 1885, Indian Wireless Telegraph Act, 1933, the National Telecommunication Policy, 1999 and related regulations of the TRAI. We are studying the use of the ETSI SDR terrestrial waveform for our terrestrial component in each urban/suburban area where the satellite signal will be retransmitted. The WPCC process is to allocate terrestrial frequencies after assessing the spectrum requirement and utilization in each city. We expect that the WPCC will carry out this exercise in advance of issuing a full wireless operating license, and in parallel with the separate process of obtaining a service license.

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

China

Our wholly owned subsidiary, WorldSpace (China), Information Technology, Ltd. has entered into a memoranda of understanding with several third-party providers of content with respect to possible cooperation agreements. In addition, WorldSpace China intends, through local Chinese media entities or alliances with local Chinese media entities, to provide services to local radio broadcasters and other media groups who hold appropriate licenses granted by SARFT to engage in radio broadcast and television programming business in China. While we are not yet providing commercial DARS service in China and the path to such service is not clear, we have established the necessary satellite infrastructure that will allow us, through cooperation with local China media entities, to begin providing service, if we receive the necessary regulatory approvals.

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

Currently spectrum utilization by our AsiaStar satellite for broadcasting services to individual households in China must be implemented through a local satellite service provider with appropriate license(s) granted by the MII. In 2000, we entered into several agreements, including an exclusive agency agreement, with China Telecommunications Broadcast Satellite Corporation, through which, after a restructuring in 2001, ChinaSat (acting, as appropriate, through its parent company, subsidiary or subsidiaries or affiliated company), became the sole agent to lease our AsiaStar satellite and develop our satellite leasing business in China. ChinaSat is one of six state-owned telecommunications operators in China and is the largest satellite operator. All existing licenses/permits regarding our satellite leasing business in China were granted to ChinaSat by the MII, including a basic telecommunications business license, and an operation license for leasing a satellite transmitter. According to the agency agreement, ChinaSat assumes full responsibility for obtaining the requisite government approvals, licenses and permits (if any) to ensure the legality of our satellite leasing business. In 2000, China Telecommunications Broadcast Satellite Corporation, which became a wholly-owned subsidiary of China Satellite Corporation after a restructuring in 2001, obtained MII’s approval for its one year commercial testing of satellite-based information service using the L-band of AsiaStar. In October 2004, ChinaSat obtained the MII’s approval to establish an L-band satellite digital audio broadcasting transmission system and uplink station subject to annual review by the MII.

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

Executive Officers of the Company

Below please find certain information concerning each of our executive officers.

Name	Age	Position(s)
Noah A. Samara	51	Chairman, Chief Executive Officer and President
Sridhar Ganesan	45	Executive Vice President—Chief Financial Officer
Gregory B. Armstrong	61	Co-Chief Operating Officer
Alexander P. Brown	45	Co-Chief Operating Officer
Donald J. Frickel	65	Executive Vice President, General Counsel and Secretary

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

We will need to raise additional financing to continue our operations, including the launch of service in Europe and the Middle East, the launch of a mobile service in India and possibly the launch of a service in China (if we are able to construct a workable arrangement there that is approved by the Chinese government). We have faced, and continue to face, severe challenges and constraints in financing our development and operations. For several years we experienced severe working capital constraints and incurred substantial delays in implementing our business plan largely as a result of our inability to raise financing. For example, prior to 2005, financing shortfalls forced us to limit our Indian marketing effort and the roll-out of our services in India. Recently, the potential exercise of an optional redemption right by our convertible noteholders presented cash flow constraints and made fundraising more difficult. In 2007, we entered into an agreement with the convertible note holders to restructure the notes and eliminate the optional redemption right. As part of the restructuring we used $50 million of our current cash reserves to redeem a portion of the outstanding notes and issued new senior secured notes, amended and restated convertible notes and warrants in exchange for the remaining principal amount of the convertible notes. The senior secured notes and amended and restated convertible notes contain mandatory prepayment provisions and limitations on the amounts of additional secured indebtedness we may incur, including a $27.5 million prepayment requirement for May 31, 2008, of which we repaid $9.8 million plus interest in January 2008 and the remaining $17.7 million plus interest must be paid on May 31, 2008. Going forward, we will continue to need significant amounts of cash to fund our operations, capital expenditures, administrative and overhead costs, and other contractual obligations as well as to pay down existing and future indebtedness. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Future Operating Liquidity and Capital Resource Requirements” and “—Capital Expenditures.” This will require us to continue to depend on the availability of outside financing. If we are not able to obtain additional financing, we would be forced to curtail, or even cease, operations. We cannot give any assurance that, either in the near-term or the long-term, we will be able to raise the required financing on favorable terms or at all, or that we will not continue to experience periods where our operations are severally restricted by our limited funding.

Our business has experienced significant losses and we may not be able to generate sufficient revenue to fund our business or to become profitable.

Through the end of December 2007, we have spent approximately $1.7 billion in connection with the development and launch of our business. To date, the build-out of our infrastructure and our day-to-day operations have been financed substantially entirely by our financing activities, and we have had limited revenue from operations. As of December 31, 2007, we had incurred aggregate losses of approximately $2.5 billion. We plan to dedicate significant resources to our current business strategy, including launch of service in Europe and, launch of a mobile service in India. If we are able to construct a workable commercial arrangement in China that will pass regulatory approval, we expect we will make similar expenditures there. In addition, to the extent we have positive annual earnings before interest, taxes, depreciation and amortization (EBITDA), we are required to make payments of 10% of our EBITDA, if any, to Stonehouse Limited (“Stonehouse”) for each annual period through December 31, 2015 under a royalty agreement with Stonehouse Capital Ltd. (“Stonehouse”). See Note C to our Consolidated Financial Statements contained in Item 8 herein. We anticipate that, in the near term, we will continue to rely on the proceeds from financings to sustain our operations. In the future, we will need to generate significant revenue in order to achieve a profit from operations, and we can offer no assurance that we will ever generate such levels of revenue or become profitable from operations.

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

We cannot estimate with any degree of certainty the potential market demand in our target markets for a subscription-based digital satellite radio service or the degree to which our service will meet such market demand. We will achieve or fail to gain market acceptance depending upon many factors, some of which are not within our control, including:

•	the extent to which, in each of our target markets, car manufacturers integrate our satellite receivers into their new automobiles (see immediately following risk factor);

•	the availability of regulatory authorizations for repeater networks in the markets we are targeting (see following risk factors);

•	whether we can offer sufficient high-quality programming consistent with our potential customers’ preferences;

•	the willingness of consumers, on a mass-market basis, to pay subscription fees to obtain satellite radio broadcasts;

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

Our mobile service business model is reliant on car manufacturers’ integration of satellite receivers into their new automobiles.

We intend to target our mobile service offering on consumers who listen to radio in their automobiles and, in order to be effective with this strategy, we need major car manufacturers to agree to integrate our receivers into their new automobiles (OEM distribution), as Fiat Group Automobiles has agreed to do in Italy commencing in the latter part of 2009. Although we are in discussions with several car manufacturers with distribution in Europe, the Middle East and India, there is no assurance that these manufacturers will agree to OEM distribution of our receivers or, even if they agree to do so, will aggressively implement such agreement in a significant portion of their production in any given market.

We may incur significant delays and expense in the development and installation of terrestrial repeater transmitters, and we cannot be certain that the systems will function properly.

Our planned introduction of a mobile service in Italy and other European countries, India, Bahrain and the UAE requires the installation of a network of terrestrial repeating transmitters (terrestrial repeaters), which serve as gap fillers to avoid signal disruption in the markets in which we plan to offer a mobile service. The eventual roll-out of our mobile services in China or elsewhere would also require the installation of networks of terrestrial repeaters.

We intend to install terrestrial repeaters to rebroadcast our satellite signals in various cities in Italy as we prepare to roll out our mobile services. We have developed new technology for the terrestrial repeaters in cooperation with the Sodielec group and have commenced taking repeater deliveries in Italy. As our current receivers are not compatible with the terrestrial repeaters, we will also need to offer a next generation of receivers that can receive these rebroadcasts as well as broadcasts directly from our satellites. Although our initial tests in Milan have been positive, until we have installed and tested a substantial portion of the new equipment, we can not be certain that our mobile DARS will function in accordance with expectations using the terrestrial repeaters. In addition, some areas may still experience “dead zones” and we may incur additional costs to install terrestrial repeaters to cover these areas. We also may experience significant delays and expense in the implementation of our current plan to install terrestrial repeaters in the event that third-parties with existing terrestrial repeater networks, including radio broadcasters, upon whom we may be relying to secure optimal sites and install our terrestrial repeater network, do not cooperate with us or do not act in a timely and effective manner.

We may also experience signal interference with our new receivers due to terrestrial transmissions in portions of the L-band spectrum. When we identify a signal that is interfering with our terrestrial rebroadcasts, we will seek to negotiate a solution with the local operator of the transmitter. However, we may not always be able to reach a timely agreement through the relevant government authorities responsible for frequency management that will allow our customers to receive our service without any interference.

We may be unable to obtain the authorizations required to operate our terrestrial repeater networks in key markets in Europe, the Middle East and India or to retain the necessary authorizations to operate a subscription service.

While we believe our regulatory franchise positions us favorably to become a provider of mobile DARS in Europe, and while we have already obtained authorization from the Italian and Swiss governments to install our repeater networks and to commence DARS in Italy and Switzerland, we will need to obtain additional spectrum allocation, transmitter and service licenses from local regulatory authorities in other countries to develop a terrestrial repeater network and to operate a mobile DARS subscription service. In the United Kingdom, for example, the regulatory authority Ofcom has decided to auction in the second quarter of 2008 the part of the L-band we need to provide our service. Depending upon the number of additional bidders and the price they may be willing to pay, there is no assurance that we will prevail in the auction. In addition, we must coordinate the use of our allocated L-band spectrum in Europe with providers of Terrestrial Digital Audio Broadcasting, or T-DAB, to avoid any instances of harmful inter-system interference. Any failure to obtain required licenses or authorizations to develop a terrestrial repeater network and operate a mobile DARS subscription service in European countries other than Italy and Switzerland could adversely affect our ability to conduct business in the region.

The Indian government does not currently have a regulatory framework or written policy governing satellite radio services, and we are presently the only satellite radio services provider in the country. We have received the government authorizations that are presently required to provide our existing (non-mobile) subscription service and to import our current receivers. However, in order to deploy complementary terrestrial repeaters in India, we will be required to obtain spectrum allocation and transmitter authorizations and may also be required to obtain service licenses. In addition, the Indian government may require that we obtain additional authorizations or licenses or may impose restrictions on our business. Moreover, in the recommendation paper issued on June 27, 2005 the Telecom Regulatory Authority of India (TRAI) recommended to the Indian government that a revenue share fee of 4% of gross earnings generated in India be imposed if the satellite broadcaster uses terrestrial repeaters. Further, the Indian government is planning to issue regulations governing DARS, and such regulations may require us to obtain additional authorizations or licenses or impose restrictions on our business. In addition, TRAI has also recommended that the Indian government regulate content of DARS providers. Any failure to obtain any required licenses or further authorizations or any material changes in our current authorizations or imposition of any additional restrictions could adversely affect our ability to carry out our business plan in India.

Moreover, we are planning to introduce a new generation of receiver products incorporating new technology. We expect some increased risk during the period when our manufacturing partners begin commercial manufacture of receiver products incorporating the new technology.

We may incur significant delays and expense in the build out of additional elements of infrastructure needed to launch our mobile service in Italy.

In addition to the installation of a terrestrial repeater network in Italy for the launch of our mobile service there, we propose to build, test and operate a production studio in Milan and a broadcast operations center with a new uplink facility in Europe, which we anticipate will serve a number of markets in Europe, beginning with Italy. Delays in completing the studios or the broadcast operations center could delay the launch of our mobile service in Italy.

We may experience delays and incur significant costs in the development and production of our new generation of receivers.

We have commenced a new development project for our European technology (SDR) mobile receivers and may experience delays and significant costs in the project. Because the market for our receivers is still limited, the financial incentive for manufacturers to produce significant quantities of our receivers at an attractive price is similarly limited. Our business plan depends on the reduction of the cost of our receivers in order to make them available to consumers at an attractive price. The new mobile receivers will initially cost more than current models and, to encourage sales, we plan to subsidize the after-market version of the receivers in Italy and possibly other markets as well. We already subsidize our non-mobile receivers in India. We expect that in the near term future, we will need to continue to subsidize the cost of our receivers by offering them to distributors at a price below their cost to us. If we cannot reduce such subsidies in the future, our earnings and results of operations will be negatively affected.

Our mobile receivers will eventually replace our current receivers, which may result in increased costs, higher subscriber turnover, or lower receiver sales.

In connection with the introduction of our mobile DARS and the introduction of our next generation of receivers, we intend to begin broadcasting our signal in a modified waveform. Our current receivers will not be able to decode the modified waveform signal. While we are considering a plan to broadcast in both waveforms for a period of time in markets with significant numbers of subscribers, even if we decide to implement such a plan we will eventually cease broadcasting in the older waveform. We will have to transition our subscribers from the older receivers to our next generation receivers. Because our next generation of receivers will, when introduced, be more expensive than our existing receivers, we will face increased costs to the extent we decide to subsidize the transition of our current subscribers to our next generation receivers. In addition, new customers may not be willing to pay for the higher priced new receivers. We may also experience higher subscriber turnover if existing subscribers decide not to purchase a new receiver.

High subscriber acquisition costs could adversely affect our profitability.

We expect that the introduction of our mobile service will increase subscriber acquisition costs due to increased subsidies and higher marketing and promotional expenses. The Italy mobile introduction may require aggressive advertising, promotions or other marketing efforts to promote faster subscriber growth or to respond to competition, or are otherwise advisable. If these subscriber acquisition costs become sufficiently high they could materially adversely affect our financial performance.

We may not be able to compete effectively against conventional radio stations or other potential providers of consumer audio services.

In seeking market acceptance, we will encounter competition for both listeners and future subscription and advertising revenue from many sources, including traditional AM/FM radio, shortwave radio, Internet based audio providers, satellite television and cable and digital music players. We could also face competition from Terrestrial Digital Radio services, which are offered in several markets in Europe. We may also face competition from satellite “Digital Multimedia Broadcasting,” or DMB, which is directed primarily at the mobile phone market but can also provide in-vehicle reception, although DMB consists primarily of delivering TV programs and multimedia content. See “Business—Competition.”

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

In addition, although potential competition in our target markets with other satellite broadcast radio services is limited by regulatory and other restrictions, such competition could emerge. While all of our target countries have selected the L-band frequency allocation for satellite radio, India, Pakistan, Mexico and Thailand have also selected the S Band as an additional allocation within their respective territories. If an alternative satellite radio broadcast system that is comparable or superior to our system were to be introduced in our target markets, or if any competitor were to begin offering another mobile DARS before we do, we could experience competitive pressure or be at a competitive disadvantage.

Our failure to acquire new content or maintain our current content may make our service less desirable to subscribers.

Third-party content is an important part of our service, and if we are unable to obtain or retain third-party content and brands at reasonable costs, we will not be able to carry out our business plan successfully. We may face increased costs in the future with respect to third-party content, particularly in Europe where popular content such as sports programming is in high demand and expensive. We currently offer many channels of third-party content on our system, and plan to offer additional channels in the future. We also plan to add additional channels of third-party content in any new markets into which we expand our service, including Europe and the Middle East, for example, in order to tailor our service to such markets. We may not be able to obtain or retain the third-party content we need at all or within the costs contemplated by our business plan.

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

We have a number of key relationships with suppliers, distributors and other parties, the loss of which would have a material, adverse effect on our business. Our current receivers are manufactured by a limited number of third-party vendors and our mobile receiver development program is contracted with a single, albeit DARS experienced, vendor. In India, one manufacturer accounted for all of the WorldSpace receivers sold in 2006 and 2007. While we expect other manufacturers to initiate and expand production for the European, Middle East and Indian markets in the next few years, we expect receiver supply to remain dominated by a handful of manufacturers. We anticipate a similar dynamic in China if our Chinese business opportunity becomes a reality.

In addition, key component parts of our DARS system are also developed and supplied by third-party vendors with which we have established working relationships. For example, ST Microelectronics is currently developing next-generation chipsets for our mobile receivers and working with Fraunhofer and Delphi on the integration of their chipsets into our next generation of receivers. We are dependent on Telecom Italia to install and operate our repeater network in Italy and Singapore Telecom to operate our primary uplink station for our AsiaStar satellite. We are dependent on ChinaSat, as our agent, for any operation of DARS in China.

If we are unable to maintain such established relationships, develop comparable relationships with new parties, or should any of our key relationships fail to work effectively, we could experience, among other problems, delays in the production of receivers, interruption in the broadcast of our services or loss of our ability to operate in a particular market.

The launch of mobile services will require significantly increased expenditures and management resources that will strain our management, operational and financial infrastructure.

We expect to experience significant and rapid growth in the scope and complexity of our business as we plan for and launch mobile services in Europe, the Middle East and India. We do not currently employ sufficient staff to handle all of our expected operational efforts in Europe and the Middle East, in particular, The same is true for China should we develop a path to a commercial business there. Although we have hired experienced executives in this area, we must hire additional employees as we expand the commercial operations of our service.

In addition, our growth may strain our management and operational and financial infrastructure. In particular, our growth may make it more difficult for us to:

•	develop, implement and improve our management, operational and financial controls and maintain adequate reporting systems and procedures;

•	recruit, hire and train sufficient skilled personnel to perform all of the functions necessary to provide our service effectively;

•	manage our distribution relationships, especially with car manufacturers

•	manage our subscriber base and business; or

•	maintain subscriber and broadcaster satisfaction.

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

Our AfriStar satellite has developed a defect in its solar panels. The panels are collecting less power than intended, and we have adapted our satellite operating procedures accordingly. We have developed, in consultation with Astrium, operational procedures that should extend the useful life of the satellite through careful management of power generated by the solar arrays. Such procedures, which are relative to this solar array issue invoked during the critical eclipse periods, would permit the temporary reduction of the power radiated by one or more of its beams with a resulting reduction of the broadcast coverage area of such beam(s). Certain of our target markets served by the AfriStar satellite could be affected by the performance of our AfriStar satellite.

Our insurance may not cover all risks of operating our satellites, and we may elect not to renew in-orbit insurance for one or both of out in-orbit satellites.

We currently maintain in-orbit insurance coverage for our AsiaStar and AfriStar-1 satellites, which would reimburse us for a portion of the insured satellite value in the event of a partial loss or for the full insured value in the event of a total loss, subject to stipulated deductibles and exclusions. The in-orbit policy for AsiaStar, which was renewed in March 2008, is for one year. The current in-orbit policy for AfriStar-1, also a one-year policy, expires in June 2008. We anticipate that in-orbit insurance policies will continue to be on a year-to-year basis, which has become standard in the industry. In-orbit insurance for a satellite will not protect against all losses to a satellite. Our current AsiaStar and AfriStar-1 policies contain specified exclusions, deductibles and material change limitations. Any determination we make year to year as to whether to maintain in-orbit insurance coverage with respect to either satellite will depend on a number of factors, including the availability of insurance in the market and the cost of available insurance. We will also consider the exclusions to coverage, if any, required by insurers and the other terms and conditions upon which the insurance is available. Even if we seek to obtain replacement insurance in the future, we may not be able to obtain this insurance on reasonable terms and conditions. Moreover, this insurance coverage may be costly, if available at all.

Our on-ground satellites may be damaged or destroyed during launch.

In addition to AfriStar and AsiaStar, we have two additional satellites, one fully assembled satellite (AfriStar-2) and another satellite (F4) for which the long lead parts have been procured and partially assembled, which are currently maintained in storage in Toulouse, France and Stevenage, U.K. We have accepted risk of loss for these satellites and maintain ground insurance for both these satellites. The AfriStar-2 satellite, which could be used to replace either AfriStar or AsiaStar, is currently planned for modification and launch to provide additional capacity for our DARS in Europe. In such case and depending upon when we would make that decision, it is possible that the F4 satellite, if fully assembled (the longer we wait to assemble the parts into a complete satellite, the more likely it is that the availability of newer satellite technology will influence us to decide to procure a wholly new satellite instead of completing F4), would be maintained as an on-ground spare satellite that could be launched in the event that one of our other three satellites experienced an in-orbit failure. The launch of a satellite is subject to significant risks, including launch failure, satellite destruction or damage during launch or failure to achieve proper orbital placement. Launch failure rates vary depending on the particular launch vehicle and contractor, which have not yet been determined with respect to our AfriStar-2 and F4 satellites. If the launch of either our AfriStar-2, F4 or a new satellite were to fail, result in destruction or material damage during launch or fail to achieve proper orbital placement, we would suffer, in addition to any cost relating to building or procuring a replacement satellite and launching such satellite that is not covered by insurance, a significant disruption in the development of the relevant portion of our business as well as a significant impact on our earnings as a result of the delay in revenue producing activities.

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

We have significant contingent annual payment obligations for the next ten years under our royalty agreement with Stonehouse. We are obligated to pay to Stonehouse 10% of our annual EBITDA, if any, for each annual period through December 31, 2015. In addition, we must maintain a segregated reserve account to be funded in each quarter of any year in which EBITDA is forecast to be positive at the rate of 25% of the estimated annual payment. In addition, $27.5 million of the principal amount of the senior secured notes will be repayable on May 31, 2008, of which we repaid $9.8 million plus interest in January 2008. See Notes C and N to our Consolidated Financial Statements contained in Item 8 herein. The contingent royalty payment and reserve account obligation under the royalty agreement and the repayment obligation could each limit our cash flow and funds available for our working capital, and in the case of the royalty agreement obligations could result in a charge against our earnings which could have a material, adverse effect on our results of operations.

Because the vast majority of our revenue will be derived from operations outside the United States, while our consolidated financial statements are presented in U.S. dollars, changes in the exchange rates between the local currencies of our operations and the U.S. dollar could materially affect our reported results of operations.

We anticipate that the vast majority of our revenue will be derived from our operations outside the United States, particularly Europe, the Middle East India, and China . We present our consolidated financial statements in U.S. dollars. Because we report our financial results in U.S. dollars, our consolidated financial statements will include gains and losses from foreign currency translation adjustments, and these adjustments could have a material impact on our reported results of operations and could result in significant period-to-period fluctuations in our reported results of operations which are not attributable to, and may be at variance with, our actual business performance. Exchange rate fluctuations may also affect the relative values of working capital advances between our various subsidiaries and of payments to and receipts from third parties, the effects of which impact our results of operations.

The loss of key personnel, including our Chairman and CEO, Noah Samara, could significantly harm our business and our credibility in the marketplace.

Our success will depend, in part, upon key technical and managerial personnel, as well as our ability to attract and retain additional highly-qualified personnel as we develop our services in Europe and the Middle East and develop a mobile service in India. The loss of Mr. Samara, our Chairman and CEO, or certain other executive officers or key technical or managerial personnel or the inability to hire and retain qualified personnel in the future could have a material adverse effect on our ability to staff and manage various parts of our business or otherwise materially adversely affect our business.

If we are unable to maintain appropriate internal controls we will not be able to comply with applicable regulatory requirements imposed on reporting companies.

During 2006 and 2007, we have worked aggressively to improve and maintain our internal controls and established such new and enhanced systems of internal controls as we believe necessary to allow management to report on, and our independent auditors to attest to, our internal controls, as required after December 31, 2008 with respect to the Company by the management certification and auditor attestation requirements mandated by the Sarbanes-Oxley Act of 2002. We perform system and process evaluation and testing (and any necessary remediation) of our internal control system on an ongoing basis.

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

We rely on our ground network infrastructure, including our satellite control network and our broadcast facilities, for key operations, including transmitting broadcast signals up to our satellites. We have limited broadcast facilities to transmit content to our satellites for broadcast to our customers. We are also planning a new uplink facility to handle content for our European services, beginning with Italy. A new uplink facility has been established in Dubai owned and operated by Emirates Integrated Telecommunications Company to serve our Middle East business. We rely primarily on our Singapore uplink station, which is hosted by Singapore Telecom, to transmit content to our Indian market, as our Melbourne, Australia uplink station only has the transmitting capacity to transmit approximately four channels. Our uplink stations were uniquely built for us and, therefore, it will take a significant amount of time to obtain replacement parts in the event they are needed. If a natural or other disaster significantly damaged our broadcast system, particularly our Singapore uplink station, if key parts were to fail for any reason, or if Singapore Telecom failed to support the Singapore uplink station properly or terminated their host services contract, our ability to provide service to subscribers, at least on an interim basis, would be limited substantially.

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

We hold licenses from third parties to utilize patents covering various types of technology used in our system, including our digital compression technology. In addition, we have obtained patents and have patent applications pending with respect to our proprietary intellectual property. Although these licenses and patents cover various features of satellite radio technology, they may not cover all aspects of our system. Others may duplicate aspects of our system that are not covered by our patents without liability to us. In addition, competitors may challenge, invalidate or circumvent our patents. We may be forced to enforce our patents or determine the scope and validity of other parties’ proprietary rights through administrative proceedings, litigation or arbitration. An adverse ruling arising out of any intellectual property dispute could subject us to significant liability for damages, prevent us from operating our system, preclude us from preventing a third-party from operating a similar system or require us to license disputed rights from or to third parties. In the event that we need to license rights from third parties, we may not be able to obtain the licenses on satisfactory terms, if at all. We also hold a global license from the International Federation of the Phonographic Industry (IFPI) for the sound recording rights that we believe will cover those rights in conjunction with our Italy business. We are currently exploring the licensing of composers rights for that market. We have also obtained a blanket license granted by the Composers and Authors Society of Singapore (COMPASS) to broadcast, perform, transmit, and otherwise use musical works which COMPASS has or will have the right to license. Moreover, we have had a recording rights license from the India Phonographic Performance Ltd. (PPL). Although we believe the licenses granted to us by COMPASS, IFPI and PPL, along with licenses from other smaller copyright societies would cover all necessary broadcasting rights for transmissions from our Singapore uplink station to countries within the AsiaStar broadcast coverage area, it is possible that other sister rights societies in other jurisdictions within the AsiaStar broadcast coverage area will not recognize such license and will seek to require separate licenses for broadcasts into their jurisdictions. The India Performing Rights Society has indicated that it may seek to require a separate license. Any requirement in a jurisdiction that we obtain a separate license could increase our cost of broadcasting in such jurisdiction.

Risks Related to the Conduct of Our Business in Europe

Our ability to develop a mobile DARS business in Europe may be adversely affected by the fragmented and diverse nature of the European market.

We are in the process of implementing the launch of a new service in Europe, first in Italy, by building out a terrestrial repeater supported system targeted at automobile listening. We are developing Italian programming content and will do the same for additional markets. However, given Europe’s fragmented markets and wide variety of ethnic and linguistic groups, we may face challenges in creating and maintaining an appealing mix of content and programming in various languages to address the needs and preferences of the target listener segments. Our inability to develop and maintain desirable programming for the diverse ethnic and linguistic listener segments in the targeted European markets could adversely impact our future plans to provide mobile DARS in the region.

See also the preceding Risk Factors for risks in implementing a mobile DARS network in Europe, in particular: “—If we do not achieve sufficient demand for our services or are unable to retain our customers, we may not generate sufficient revenue for us to become profitable,” “Our mobile service bundle model is reliant on car manufacturers’ integration of satellite receivers into their new automobiles,” “—We may incur significant delays and expenses in the development and installation of terrestrial repeater transmitters, and we cannot be certain that the systems will function properly,” “—We may be unable to obtain the authorizations required to operate our terrestrial repeater network in key markets in Europe, the Middle East and India or to retain the necessary authorizations to operate a subscription service” and “—We may incur significant delays and expense in the build out of additional elements of infrastructure needed to launch our mobile service in Italy.”

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

Although the TRAI recommendation paper proposed that 100% foreign ownership be permitted in Indian DARS licenses, it is possible that the involved ministries may determine to require some limitation on the amount of foreign ownership in the entity holding a DARS license. If such a limitation became part of the approved policy, it is likely there would be a period of time to come into compliance, but it is possible that such an imperative to divest a part of our interest in the WorldSpace Indian company could have a negative effect on the price we could achieve for the partial interest sold.

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

We have entered into a Technical Service and Consulting Agreement with Beijing Guoxin Synchronization Data System Technology Limited (“Guoxin”), with respect to multimedia information to be broadcast in China. Because this agreement contains certain profit-sharing provisions which may raise issues under Chinese law, we cannot be sure that relevant Chinese authorities will find the transactions under this agreement in compliance with PRC laws. If they are found to be non-compliant, the transactions under this agreement may be prohibited or amendments to this agreement may be required.

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

As of March 28, 2008, our Chairman and Chief Executive Officer, Noah Samara, owns, in the aggregate, directly or through entities which he controls or in which he has shared control, 20,192,905 shares of our outstanding Class A Common Stock, such shares constituting approximately 47% of our Class A Common Stock. In addition, Mr. Samara holds options and SARS to acquire an additional 7,977,232 shares of our Class A Common Stock. Accordingly, Mr. Samara is in a position to exercise extensive control over all matters requiring approval by our stockholders, including the election of our board of directors and the approval of mergers or other business combination transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discourage a potential acquirer from attempting to obtain control of us, which in turn could have an adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the market price for their shares of our common stock.

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

None of such investors any longer has any direct debt or equity in our company or has any voting rights in our company. Stonehouse, an entity controlled by two Bin Mahfouz sons, is entitled to conditional royalty payments from us for each annual period through December 31, 2015. Mr. Idris holds only non-voting shares in Yenura Ptd. Ltd., a Singapore company, which owns 17.4 million shares of our Class A Common Stock, and the right to convert convertible notes issued under its $40 million financing facility with us at a price of $4.25 per share. As of the date hereof, $19.2 million in convertible notes have been issued under the facility, which if converted would result in the issuance of approximately 4.5 million shares to Yenura. Yenura is controlled by our Chairman and Chief Executive Officer, Mr. Samara, but Mr. Idris, through his ownership of non-voting shares of Yenura, holds a majority of the economic interest in Yenura. We cannot assure that past or future allegations against these individuals will not impair our ability to retain advisors, impair our future attempts to raise additional financing or negatively impact the price of our stock.

The future sale of our Class A Common Stock could negatively affect our stock price.

As of March 28, 2008, we have 42,385,966 shares of Class A Common Stock outstanding. Any sales of a substantial number of our shares of Class A Common Stock in the public market could cause the market price of our Class A Common Stock to decline. In addition, 16,948,674 shares are issuable to our convertible noteholders and warrant holders upon the conversion of outstanding convertible notes and warrants. XM may require us to file a shelf registration statement registering for resale its shares and warrant shares. We have registered all shares of Class A Common Stock that we may issue to our employees under our 2005 incentive award program and a prior award program maintained by a predecessor company. Shares that have been registered are eligible for resale in the public market without restriction.

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

The market price of our Class A Common Stock could fluctuate significantly in response to the risks inherent in our business, as well as to events unrelated to us. In recent years, the U.S. stock market has experienced significant price and volume fluctuations. Our Class A Common Stock may experience volatility unrelated to our own operating performance for reasons that include:

•	demand for our Class A Common Stock;

•	revenue and operating results failing to meet the expectations of securities analysis or investors in any particular quarter;

•	changes in expectations as to our future financial performance or changes in financial estimates, if any, of public market analysts;

•	our liquidity;

•	our ability to raise additional funds;

•	investor perception of our industry or our prospects;

•	general economic trends, particularly those in Europe, the Middle East, India, and China;

•	political and social conditions in the markets in which we operate, in particular Europe, the Middle East, India, and China;

•	changes in governmental regulations, particularly those in Europe, the Middle East, India, and China;

•	limited trading volume of our stock;

•	actual or anticipated quarterly variations in our operating results;

•	our involvement in litigation; and

•	announcements relating to our business or the business of our competitors.

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

As of December 31, 2007, we leased approximately 222,288 square feet of executive offices, regional offices, studio and production facilities, broadcast operations centers, uplink stations and sales offices in various locations as indicated in the chart below.

Location	Type of Facility	Square footage	Lease Expiration
North America
Silver Spring, MD	Headquarters, studio for WorldSpace-branded International channels and Regional Operations Center servicing AfriStar	73,988	Sept. 1, 2016

India
Bangalore	WorldSpace India headquarters	18,722	June 9, 2008
Bangalore	Corporate Guest House	2,280	March 31, 2009
Bangalore	Corporate Guest House II	1,500	Feb. 28, 2008
Bangalore	Sales Office	4,000	March 31, 2008
Bangalore	Content Office	8,866	Feb. 28, 2009
Bangalore	WorldSpace Studios	7,050	Feb. 28, 2009
New Delhi	Regional Office	5,400	Dec. 6, 2008
New Delhi	Guest House	2,500	April 30, 2009
Chandigarh	Brand Showroom	1,362	Dec. 7, 2008
Chennai	WorldSpace Studios	5,326	Nov.29, 2010
Chennai	Regional Office	4,300	July 1, 2008
Kolkata	Branch Office	5,597	May 5, 2009
Mumbai	Regional Office	5,000	March 14, 2008
Mumbai	WorldSpace Studios	3,393	Aug. 17, 2011
Mumbai	Guest House	1,655	Jan. 1, 2009
Noida	WorldSpace Franchise Store	330	April 30, 2009
Hyderabad	WorldSpace Studios	3,130	July 14, 2012
Hyderabad	Business Center Space	800	Month-to-month
Ahmedabad	Business Center Space	800	Month-to-month
Kochi	Business Center Space	800	Month-to-month
Pune	Brand Showroom	755	April 30, 2008

China
Beijing, China	Regional Office	4,161	March 20, 2008

AsiaStar support
Melbourne, Australia	TCR, ROC, Uplink and PFLS Stations broadcasting for AsiaStar	34,107	Month-to-month
Singapore	Host services contract with Sing Tel for TFLS Hub and PFLS station broadcasting for AsiaStar	3,725	Month-to-month

Europe
Paris, France	Regional office	215	Month-to-month
Toulouse, France	Research and development engineering group and PFLS station broadcasting for AfriStar	5,522	Jan. 14, 2012
London	Operations center	685	Month-to-month

Middle East
Dubai, UAE	Regional office	1,417	Jan. 28, 2008
Dubai, UAE	Regional office	1,962	May 3, 2008
Bahrain, UAE	Regional office	1,100	April 30, 2008
Dubai, UAE	Content office	1,097	Dec. 15, 2008

AfriStar support
Johannesburg, South Africa	Regional office and operations center	10,743	June 30, 2008

In addition to the locations leased by WorldSpace companies listed above, the following locations are owned or operated by our partners:

Location	Type of Facility
India

Bangalore	TCR Station broadcasting for AfriStar

China

Beijing	TFLS Hub broadcasting for AsiaStar

AsiaStar support

Singapore	Host services contract with Sing Tel for TFLS Hub and PFLS Station broadcasting for AsiaStar

Mauritius	TCR Station broadcasting for AsiaStar

Europe

London	Antenna for PFLS station broadcasting for AfriStar owned and operated by WRN

AfriStar support

Johannesburg, South Africa	Equipment for Hub Feeder Link Station for AfriStar owned by Teleco and operated by WorldSpace

Libreville, Gabon	CSM for AfriStar

Mauritius	TCR Station broadcasting for AfriStar

ITEM 3.	LEGAL PROCEEDINGS

We are subject to various claims and assessments during the normal course of business. In our opinion, these matters are not expected to have a material, adverse impact on our financial position or results of operations. There were no proceedings commenced or terminated in the fourth quarter of 2007 which are required to be reported here.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

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

Price Range of Our Class A Common Stock

Our Class A Common Stock has been quoted on The Nasdaq Global Market under the symbol “WRSP” since August 4, 2005. The following table presents, for the periods indicated, the high and low sales prices per share of the Class A Common Stock as reported on The Nasdaq Global Market:

	High	Low
2007:
First Quarter	$4.66	$3.48
Second Quarter	$5.52	$3.05
Third Quarter	$5.50	$3.78
Fourth Quarter	$4.50	$1.68

On March 28, 2008, the reported last sale price of our Class A Common Stock on The Nasdaq Global Market was $1.45 per share. As of March 28, 2008, there were 124 holders of record of our Class A Common Stock. Because many of these shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders of record.

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

The following graph shows the cumulative total stockholder return on our Class A common stock compared to the Russell 2000 Index and the Nasdaq Telecommunications Index (composed of publicly traded companies which are principally in the telecommunications business) between August 4, 2005, the date our Class A Common Stock began trading on The Nasdaq Stock Market, and December 31, 2007. The graph assumes $100 was invested on August 4, 2005 in (1) our Class A Common Stock, (2) the Russell 2000 Index and (3) the Nasdaq Telecommunications Index. Total stockholder return assumes that all dividends, if any, were reinvested.

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

As of December 31, 2007, the Company held approximately $9.9 million of the net proceeds from the offering, all of which are invested in money market instruments, demand deposits and restricted cash with various banks. The Company utilized $210.9 million of the net proceeds towards the following expenditures:

(1) Capital expenditures to an extent of $11.8 million;

(2) Income taxes to an extent of $19.8 million;

(3) Sales and marketing expenditures to an extent of $21.6 million;

(4) Cost of goods sold, general and administrative expenses to an extent of $103.5 million: and

(5) Convertible debt restructuring payment of $50 million and $4.2 million for financing costs and legal fees

ITEM 6.	SELECTED FINANCIAL DATA

WorldSpace, Inc. and Subsidiaries

In considering the following selected consolidated financial data, you should also read our consolidated financial statements and notes and the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The consolidated statements of operations data for each of the five years in the period ended December 31, 2007 and the consolidated balance sheets data as of December 31, 2007, 2006, 2005, 2004 and 2003 are derived from our consolidated financial statements. These statements have been audited by Grant Thornton LLP, independent registered public accounting firm.

	Years Ended December 31,
Consolidated statements of operations data:	2003	2004	2005	2006	2007
	(in thousands, except per share amount)
Revenue
Subscription revenue	$226	$1,038	$3,690	$7,294	$7,528
Equipment revenue	5,558	2,091	2,822	3,056	2,049
Other revenue	7,290	5,452	5,148	5,261	4,207

Total Revenue	13,074	8,581	11,660	15,611	13,784

Operation Expenses
Cost of Services (excludes depreciation shown separately below) Satellite and transmission, programming and other	19,156	20,918	18,592	27,556	30,078
Cost of equipment	4,313	2,385	6,725	16,615	7,569
Research and development	64	—	1,040	2,563	7,100
Selling and marketing	691	6,526	18,676	24,028	10,866
General and administrative	35,734	107,936	67,956	68,243	48,632
Depreciation and amortization	60,909	61,183	61,636	58,896	59,258

Total Operating Expenses	120,867	198,948	174,625	197,901	163,503

Loss from Operation	(107,793)	(190,367)	(162,965)	(182,290)	(149,719)

Other Income (Expense)
Gain (Loss) on extinguishment of debt	—	—	14,130	—	(1,435)
Interest income	542	431	6,596	11,331	4,689
Interest expense	(108,371)	(119,302)	(9,884)	(9,332)	(13,460)
Write-off of deferred debt issuance costs	—	—	—	—	(11,516)
Other	(2,089)	(877)	2,600	(4,759)	(559)

Total Other Income (Expense)	(109,918)	(119,748)	13,442	(2,760)	(22,281)

Loss Before Income Taxes	(217,711)	(310,115)	(149,523)	(185,050)	(172,000)
Income Tax Provision	—	(267,272)	69,660	56,447	2,493

Net Loss Losange	$(217,711)	$(577,387)	$(79,863)	$(128,603)	$(169,507)

Loss per share—basic and diluted
Net Loss per Share	$(37.64)	$(99.00)	$(2.77)	$(3.44)	$(4.22)

Weighted Average Number of Shares Outstanding	5,785	5,833	28,829	37,396	40,187

	Years Ended December 31,
Consolidated balance sheet data:	2003	2004	2005	2006	2007
	(in thousands, except per share amount)
Current assets
Cash and cash equivalents, and marketable securities	$1,740	$154,362	$275,973	$165,459	$3,597
Other current assets	9,615	6,322	14,778	17,870	13,092

Total current assets	11,355	160,684	290,751	183,329	16,689
Restricted cash and investments	3,819	1,775	4,588	5,869	6,312
Property and equipment, net	11,696	11,431	16,811	17,745	14,659
Satellites and related systems, net	520,539	459,426	397,463	345,046	298,503
Deferred finance costs, net	22,654	14,724	13,667	12,149	3,457
Other assets	1,982	1,047	6,237	4,507	394

Total assets	$572,045	$649,087	$729,517	$568,645	$340,014

Long-term debt, current portion	1,411,723	—	—	—	27,500
Other current liabilities	526,923	114,338	69,943	76,036	58,779
Long-term debt, net of current portion	56,098	155,000	155,000	155,368	66,513
Contingent royalty obligation	—	1,814,175	1,814,175	1,814,175	1,814,175
Other long-term liabilities	37,811	254,980	182,852	126,421	124,778

Total liabilities	2,032,555	2,338,493	2,221,970	2,172,000	2,091,745
Minority interest	—	—	—	304	689
Shareholders’ deficit	(1,460,510)	(1,689,406)	(1,492,453)	(1,603,659)	(1,752,420)

Total liabilities and shareholder’s deficit	$572,045	$649,087	$729,517	$568,645	$340,014

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Through the end of December 2007, we have raised and spent approximately $1.7 billion in connection with the development and launch of our business. Our operational system consists of four main elements: two geostationary satellites, AfriStar (fuel life until 2013) and AsiaStar (fuel life until mid-2015); the associated ground systems that provide content to and control the satellites; a terrestrial repeater network to be built out (subject to regulatory approval) in each of our target jurisdictions, commencing in Italy in order to facilitate a mobile service, and the receivers owned by our customers. Each of our satellites can service three large geographic areas through three beams capable of carrying up to 50 - 60 channels each, based upon the waveform and other changes we are making in implementing our European technology.

Our initial focus was rolling out our services in India, and securing the required licenses and approvals in Western Europe and China to launch DARS in those markets. In 2007, our focus and execution included continuing to build towards the launch of mobile services in Italy and the Middle East. We continue to fund business development and technology related expenses geared towards a service launch in Italy and the Middle East in early 2009, we anticipate minimal technology-related and other expenditures for a service launch in Bahrain. For China, other European markets and other selected markets within our coverage areas, we anticipate limited business development expenses.

Our 2007 highlights include the following:

•	Agreed with our convertible note holders to a refinancing on June 1, 2007 as follows:

•	Redemption of $50 million of the $155 million convertible notes for cash.

•	$45 million in senior secured notes paying interest at LIBOR plus 6.5% per annum.

•	$60 million in amended and restated secured convertible notes paying interest at 8% per annum and convertible into shares of Class A Common Stock at $4.25 per share.

•	Warrants to acquire an aggregate amount of 2,647,059 shares of Class A Common Stock at $4.25 per share.

•	Entered into a facility agreement with Yenura Pte Ltd. (“Yenura”) in December 2007 as follows:

•	$40 million, principal amount,

•

In consideration for the issuance of certain subordinated convertible notes, the convertible notes shall be convertible at the option of the note holders into shares of Class A Common Stock. The conversion amount shall be calculated as the portion of the principal drawdown plus any accrued and unpaid interest and late charges. The conversion rate will be $4.25 per share.

•	The subordinated convertible notes mature on January 31, 2013 and accrue interest at the rate of 8% per year and shall be payable in arrears with the first interest date being January 15, 2009.

•	Signed an agreement with Telecom Italia to design and deploy a terrestrial repeater network in Italy.

•	Signed an agreement with Fiat Group Automobiles to distribute and market satellite radio in Italy.

•	Worldspace Satellite Radio broadcasts Live Earth 24-hour concert series internationally.

•

Worldspace provided live reporting and celebrity interviews from the 2nd Annual Virgin Festival by Virgin Mobile. Back-stage interviews aired on WorldSpace channels Bob and Radio Voyager along with the music of artists that performed live at the 2-day Virgin Festival.

•

EigoMANGA produces a Japanese Music Radio program exclusively for Worldspace’s global pop channel, UPop. The weekly hour-long music show features a mix of Japanese pop and rock music currently leading the Oricon music charts in Japan.

•	WorldSpace Honors awards to best performing artists, announced during our Second Annual UPop@Abbey Road Sessions in London, UK, where over thirty artists recorded and airing ‘live’ from Studio 2.

•	Introduction of two new WorldSpace-branded channels—Punchline (comedy) and Retro Radio (‘70s and ‘80s songs).

Our goals for 2008 include the securing of further licenses or approvals in Europe and India. We are also in the process of rolling out a mobile DARS for which we plan to establish terrestrial repeater networks in Italy, the Middle East (subject to securing the licenses and frequency authorizations required to operate terrestrial repeaters) and India. Through our mobile DARS, we expect to provide services to automobiles and to improve the reliability of our service in urban areas. We expect to introduce new receiver products in different markets targeted at stratified market segments.

Summary Operating Metrics

The key metrics we use to monitor our business growth and our operational results in India and the rest of the world (“ROW”) are: ending subscribers, Average Monthly Subscription Revenue Per Subscriber (“ARPU”), Subscriber Acquisition Cost (“SAC”), Cost Per Gross Addition (“CPGA”) and EBITDA presented as follows:

	Twelve months ended December 31,
	2007	2006
Net Subscriber (Losses) Additions	(24,939)	83,799
India	1,065	87,436
Rest of World (“ROW”)	(26,004)	(3,637)

Total End Of Period Subscribers	174,166	199,105
India	163,075	162,010
ROW (5)	11,091	37,095

ARPU (1)	$3.39	$3.83
ARPU (India)	3.11	3.01
ARPU (ROW)	6.46	6.22

SAC (2)	$23	$35
SAC(India)	24	38
SAC(ROW)	0	0

CPGA (3)	$87	$140
CPGA(India)	82	136
CPGA(ROW)	153	208

EBITDA (4) (in thousands)	$(92,455)	$(128,153)

(1)	Average Monthly Subscription Revenue Per Subscriber (“ARPU”)—Please see further discussion under Average Monthly Subscription Revenue Per Subscriber under “Managements Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations”
(2)	SAC—Please see further discussion under Subscriber Acquisition Cost under “Managements Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Cost of services”
(3)	CPGA—Please see further discussion under Cost Per Gross Addition under “Managements Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Operating expense”
(4)	EBITDA—We refer to net loss before interest income, interest expense, income taxes, depreciation and amortization as “EBITDA”. EBITDA is not a measure of financial performance under generally accepted accounting principles. We believe EBITDA is often a useful measure of a company’s operating performance and is a significant basis used by our management to measure the operating performance of our business. Because we have funded and completed the build-out of our system through the raising and expenditure of large amounts of capital, our results of operations reflect significant charges for depreciation, amortization and interest expense. EBITDA, which excludes this information, provides helpful information about the operating performance of our business, apart from the expenses associated with our physical plant or capital structure. EBITDA is frequently used as one of the bases for comparing businesses in our industry, although our measure of EBITDA may not be comparable to similarly titled measures of other companies. EBITDA does not purport to represent operating loss or cash flow from operating activities, as those terms are defined under generally accepted accounting principles and should not be considered as an alternative to those measurements as an indicator of our performance.

	Twelve months ended December 31,
	2007	2006
Reconciliation of Net Loss to EBITDA (in thousands):
Net Loss as reported	$(169,507)	$(128,603)
Addback non-EBITDA items included in net loss:
Interest income	(4,689)	(11,331)
Interest expense	24,976	9,332
Depreciation & amortization	59,258	58,896
Income taxes benefit	(2,493)	(56,447)

EBITDA	$(92,455)	$(128,153)

(5)	ROW End of Period subscribers for 2006 include approximately 13,000 subscribers from a contract with Kenyan Institute of Education which terminated on January 1, 2007.

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

Revenue recognition

Revenue from subscribers consists of subscription fees and non-refundable activation fees. We recognize subscription fees as our service is provided to a subscriber. We record deferred revenue for prepaid subscription fees and amortize these prepayments to revenue ratably over the term of the respective subscription plan. Activation fees are recognized ratably over thirty months, the estimated term of the subscriber relationship. Promotions and discounts are treated as an offset to revenue during the period of promotion. Sales incentives, consisting of discounts to subscribers, offset earned revenue. Management estimates the amount of required allowances for potential non-collectible accounts receivable based upon past collection experience and consideration of other relevant factors. However, past experience may not be indicative of future collections and therefore reserves for doubtful accounts may increase as a percentage of accounts receivable and sales. Our current policy is not to accept product returns but if in the future, we were to accept product returns that are not covered under the manufacturers warranty, a sales return allowance will be established based on the guidance provided under Statement of Financial Accounting Standards (SFAS) No. 48, “Revenue Recognition When a Right of Return Exists” and Staff Accounting Bulletin, Topic 13A-4b.

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

Prior to our adoption of SFAS No. 123R, we accounted for the employee and director stock options using the intrinsic-value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Stock options and warrants issued to non-employees are recorded at their fair value as determined in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and amortized over the service period. A pro-forma disclosure for outstanding awards accounted for under the intrinsic value method of APB Opinion No.25 during 2005 and 2004 is not disclosed since the Company used minimum value method to account for stock based awards in fiscal years 2004 and 2005 and the Company’s common stock was not publicly traded until 2005.

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

Pre-Production Design and Development Costs

The Company entered into agreements to reimburse vendors for certain costs related to pre-production design and development of new receiver models. The Company treated these costs as fixed in nature and will subsequently be amortized as cost of equipment over the units specified in the production agreement. The Company follows the guidance provided under Emerging Issues Task Force (“EITF”) Issue No. 99-5, “Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements” for recognizing and amortizing such costs. During 2007, the Company switched to a standardized European technology which required the Company to redirect its resources in the design and development of new receiver models. As a result, the Company has written off all pre-production design and development costs associated with the initial receiver models under development. These costs of approximately $2.4 million have been recorded to Research and Development in the income statement.

As the Company incurs pre-production design and developments costs related to the new receivers, they will be accounted for Under EITF No. 99-5, “Accounting for Pre-production Costs Related to Long-Term supply Arrangements. As of December 31, 2007 no costs have been recognized in the accompanying balance sheet.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company has adopted this Interpretation effective January 1, 2007. Refer to Note I—Income Taxes, for further discussion.

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

Results of Operations

	Years ended December 31,
	2007	2006	2005
	(in thousands, except share information)
Revenue
Subscription revenue	$7,528	$7,294	$3,690
Equipment revenue	2,049	3,056	2,822
Other revenue	4,207	5,261	5,148

Total Revenue	13,784	15,611	11,660
Operating Expenses
Cost of Services (excludes depreciation shown separately below)
Satellite and transmission, programming and other	30,078	27,556	18,592
Cost of equipment	7,569	16,615	6,725
Research and development	7,100	2,563	1,040
Selling and marketing	10,866	24,028	18,676
General and administrative	48,632	68,243	67,956
Depreciation and amortization	59,258	58,896	61,636

Total Operating Expenses	163,503	197,901	174,625

Loss from Operations	(149,719)	(182,290)	(162,965)
Other Income (Expense)
Gain (loss) on extinguishment of debt	(1,435)	—	14,130
Interest income	4,689	11,331	6,596
Interest expense	(13,460)	(9,332)	(9,884)
Write-off of deferred debt issuance costs	(11,516)	—	—
Other income (expense)	(559)	(4,759)	2,600

Total Other Income (Expense)	(22,281)	(2,760)	13,442

Loss Before Income Taxes	(172,000)	(185,050)	(149,523)
Income Tax Benefit (Provision)	2,493	56,447	69,660

Net Loss	$(169,507)	$(128,603)	$(79,863)

Loss per Share—basic and diluted	$(4.22)	$(3.44)	$(2.77)

Weighted Average Number of Shares Outstanding	40,187,346	37,395,558	28,828,958

Twelve months ended December 31, 2007 compared with twelve months ended December 31, 2006

Revenue

The table below presents our operating revenue for the twelve months ended December 31, 2007 and 2006, together with the relevant percentage of total revenue represented by each revenue category.

	Twelve months ended December 31,
	2007		2006
		Percent of total		Percent of total
	($ in thousands)
Revenue:
Subscription	$7,528	54.6	$7,294	46.7
Equipment sales	2,049	14.9	3,056	19.6
Other	4,207	30.5	5,261	33.7

Total revenue:	$13,784	100.0%	$15,611	100.0%

Total revenue for the twelve months ended December 31, 2007 was $13.8 million, a 11.7% decrease compared with $15.6 million for the twelve months ended December 31, 2006. This was primarily due to decrease in equipment sales and other revenue during the year ending December 31, 2007.

Subscription revenue. Subscription revenue for the twelve months ended December 31, 2007 was approximately $7.5 million, an increase of 3.2% compared with $7.3 million generated in the twelve months ended December 31, 2006. This increase in subscription revenues was primarily due to the increase in average revenue per subscriber in India and Rest of the World (ROW) during the twelve months ended December 31, 2007 as compared to twelve months ended December 31, 2006.

•

Average Monthly Subscription Revenue Per Subscriber (ARPU). Blended ARPU (for India and ROW) was $3.39 for the twelve months ended December 31, 2007 and $3.83 for the twelve months ended December 31, 2006. The reduction in blended ARPU for 2007 compared to 2006 resulted from the larger subscribers’ weighing in India as compared to ROW, where India market ARPU is lower than other markets. ARPU from India was $3.11 for the twelve months ended December 31, 2007, and $3.01 for the twelve months ended December 31, 2006. The marginal increase in ARPU for India during the year 2007 is primarily due to weakening of the US Dollar with respect to foreign currency in which the revenue is earned.

Equipment sales revenue. Equipment sales revenue was $2.0 million for the twelve months ended December 31, 2007, a decrease of 32.95% compared with $3.1 million for the twelve months ended December 31, 2006. This decrease was primarily due to decreased unit sales in India. We sold approximately 67,000 receivers in the twelve months ended December 31, 2007, compared with approximately 160,000 receivers sold in the twelve months ended December 31, 2006.

Other revenue. Other revenue for the twelve months ended December 31, 2007 was $4.2 million, a decrease of 20.0% compared with $5.3 million for the twelve months ended December 31, 2006. This decrease was primarily due to a decrease in government service revenue, miscellaneous other revenue and data subscription revenue partially offset by an increase in capacity lease revenue. Other revenue primarily consists of capacity lease revenue, government services revenue, data subscription revenue, licensing/manufacturing income and syndication income.

Capacity lease revenue. Satellite capacity leasing revenue for the twelve months ended December 31, 2007 was $ 2.7 million, compared with $1.0 million for the twelve months ended December 31, 2006, an increase of 157% primarily due to increase of capacity services to existing customers and addition of new capacity leases in France and South Africa during the year ending December 31, 2007.

Government services revenue. Government services revenue for the twelve months ended December 31, 2007 was $0.6 million, a decrease of 70.6% compared with $1.7 million for the twelve months ended December 31, 2006. Government services revenues decreased as a result of completion of Pakistan Education Initiative (PEI) contract in 2006 and no further service undertaken in 2007.

Miscellaneous other revenue. Other revenue (including licensing/manufacturing income and syndication income) for the twelve months ended December 31, 2007 was $ 0.8 million, a decrease of 68% compared with $2.5 million, in the twelve months ended December 31, 2006. The decrease is the result of completion of certain contracts that ended in 2006.

Cost of services

The table below presents our costs of services for the twelve months ended December 31, 2007 and 2006, together with the relevant percentages of total cost of services for each cost category.

	Twelve months ended December 31,
	2007		2006
		Percent of total		Percent of total
	($ in thousands)
Cost of services:
Engineering & broadcast operations	$14,334	38.1%	$15,332	34.7%
Content & programming	12,175	32.3%	10,147	23.0%
Customer care, billing & collection	2,889	7.6%	1,710	3.9%
Cost of equipment	7,569	20.1%	16,615	37.6%
Other cost of services	680	1.9%	367	0.8%

Total cost of services:	$37,647	100.0%	$44,171	100.0%

Total cost of services for the twelve months ended December 31, 2007 was $37.6 million, a decrease of 14.8% compared with $44.1 million in the twelve months ended December 31, 2006. This decrease was primarily due to decreases in cost of equipment, engineering and broadcast operations, offset by increases in content & programming, customer care, billing and collection and other cost of services.

Engineering and broadcast operations. Engineering and broadcast expense, including the cost of operating our two satellites, ground control systems and telecommunications links as well as our in-orbit insurance, for the twelve months ended December 31, 2007 was $14.3 million, a decrease of 6.5% compared with $15.3 million in the twelve months ended December 31, 2006. This decrease was primarily due to reductions in the satellite insurance premiums.

Content and programming. Content and programming expense, which includes content production, music royalties and other content acquisition costs, for the twelve months ended December 31, 2007 was $12.2 million, an increase of 19.9% compared with $10.1 million for the twelve months ended December 31, 2006. These expenses increased as we increased payments for music rights royalties due to Bollywood and PPL content license expenses and license costs for ESPN’s cricket matches.

Customer care, billing & collection. Customer care, billing and collections expense for the twelve months ended December 31, 2007 was $2.9 million, an increase of 70.6% compared to $1.7 million for the twelve months ended December 31, 2006. This increase was due to increased retention efforts on our subscriber base.

Cost of Equipment. Cost of equipment for the twelve months ended December 31, 2007 was $7.6 million, a decrease of 54.4% compared with $16.6 million, in the twelve months ended December 31, 2006. Cost of equipment in 2007 includes a write-off of $2.1 million for receiver parts purchased in earlier years that are now obsolete as a result of the Company’s decision to move to the European technology. Cost of equipment in 2006 includes approximately $5.1 million due to recognition of additional liability to reflect the maximum purchase price commitment. Cost of equipment decreased approximately $6.1 million in 2007 due to a decreased number of receivers being sold in India. We sold approximately 67,000 receivers in the twelve months ended December 31, 2007, compared with approximately 160,000 receivers sold in the twelve months ended December 31, 2006.

•

Subscriber Acquisition Cost (SAC) Total blended SAC (for India and ROW) calculated based on unit sales to our distributors, was approximately $23 per subscriber for the twelve months ended December 31, 2007 and $35 for the twelve months ended December 31, 2006. SAC for India was approximately $24 per subscriber for the twelve months ended December 31, 2007 and approximately $38 per subscriber for the twelve months ended December 31, 2006.

Other cost of services. Other cost of services for the twelve months ended December 31, 2007 was $0.7 million, an increase of 85.3% compared to $0.4 million in the twelve months ended December 31, 2006. This increase was primarily due to increases in program management and programming software fees in 2007.

Operating expense

The table below presents our operating expense for the twelve months ended December 31, 2007 and 2006, together with the relevant percentage increase (decrease) year-over-year.

	Twelve Months Ended December 31,
	2007	Percent of total	2006	Percent of total
Operating expense:
Cost of Services	$37,647	23.1%	$44,171	22.3%
Research and development	7,100	4.3%	2,563	1.3%
Selling and marketing	10,866	6.7%	24,028	12.1%
General & administrative	48,632	29.7%	68,243	34.5%
Depreciation and amortization	59,258	36.2%	58,896	29.8%

Total operating expense:	$163,503	100.0%	$197,901	100.0%

Total operating expense for the twelve months ended December 31, 2007 was $163.5 million, a decrease of 17.4% compared with $197.9 million for the twelve months ended December 31, 2006. This decrease was primarily due to decreases in our cost of services (discussed previously), decreases in selling and marketing and general and administrative expenses, offset by an increase in research and development. Our increase in research & development expense is due to increase in receiver product development activities. Our selling and marketing expense for the twelve months ended December 31, 2007 was $10.9 million, a decrease of 54.8% compared with $24.0 million in the twelve months ended December 31, 2006. This decrease was primarily due to the Company’s decision to significantly reduce marketing activity in India until the Company receives its India license to launch its mobile activity. Our general and administrative expense for the twelve months ended December 31, 2007 was $48.6 million, a decrease of 28.7% compared with $68.2 million in the twelve months ended December 31, 2006. This decrease was primarily due to a $6.0 million decrease in bonus and severance costs, a decrease of $1.0 million in rent charges for our London facility, a one-time moving charge in 2006, a reduction in professional fees of $4.3 million and a $6.7 million decrease in stock based compensation. The Company granted certain key executives restricted stock awards, in connection with our initial public offering in August 2005, which vested over a six month period. This vesting period was extended through January 3, 2007, hence the reduction in stock compensation expense related to these restricted stock grants for this period compared to last year. Depreciation and amortization expense for the twelve months ended December 31, 2007 and 2006 were relatively constant.

•

Cost Per Gross Addition (CPGA) Total blended CPGA expense (for India and ROW) was approximately $7.9 million for the twelve months ended December 31, 2007 and approximately $22.6 million for the twelve months ended December 31, 2006. Total CPGA expense for India was approximately $6.8 million for the twelve months ended December 31, 2007 and approximately $20.9 million for the twelve months ended December 31, 2006. Unit blended CPGA (for India and ROW), was approximately $87 for the twelve months ended December 31, 2007 and approximately $140 for the twelve months ended December 31, 2006. CPGA for India, was approximately $82 for the twelve months ended December 31, 2007 and approximately $136 for the twelve months ended December 31, 2006. Unit CPGA has decreased due to overall decreased marketing activity as discussed previously.

Other income (expense)

Loss on extinguishment of debt. On June 1, 2007, the Company entered into a restructuring agreement with its debt holders as described in Note C – Debt to the financial statements. As a result of the restructuring, the

Company recorded a $1.4 million loss. The Company also wrote off in 2007 all previously capitalized debt offering costs related to this debt which totaled $11.5 million.

Interest income. Interest income for the twelve months ended December 31, 2007 was $4.7 million, a decrease of 58.7% compared with $11.3 million in the twelve months ended December 31, 2006. This decrease was due to decreased average cash balances resulting from working capital needs, operating losses and a $50 million repayment of debt as part of the restructuring of our Convertible Notes. See Note C – Debt of the financial statements.

Interest expense. Interest expense for the twelve months ended December 31, 2007 was $13.5 million, an increase of 45.2% compared with $9.3 million in the twelve months ended December 31, 2006. On June 1, 2007, we completed a restructuring agreement with the holders of the $155 million Convertible Notes. Although the total debt has been reduced to $105 million, the refinanced balance of the debt carries a higher interest rate; a portion of the interest expense is based on LIBOR + 6.5%, thus our future interest expense will fluctuate accordingly.

Other expense. Other expense for the twelve months ended December 31, 2007 was $0.6 million compared with other expense of $4.8 million recorded in the twelve months ended December 31, 2006. This decrease was due to a write-off of leasehold improvements in 2006 and foreign currency fluctuation adjustment under a contract where our payment obligation was denominated in Euros.

Income tax

During the twelve months ending December 31, 2007, the Company recorded an income tax benefit of $2.5 million compared to $56.4 million for the twelve months ending December 31, 2006. This benefit is the result of current period operating losses reduced by the establishment of a valuation allowance on certain U.S. and foreign deferred tax assets amounting to approximately $65.1 million.

Twelve months ended December 31, 2006 compared with twelve months ended December 31, 2005

Revenue

The table below presents our operating revenue for the twelve months ended December 31, 2006 and 2005, together with the relevant percentage of total revenue represented by each revenue category.

	Twelve months ended December 31,
	2006		2005
		Percent of total		Percent of total
	($ in thousands)
Revenue:
Subscription	$7,294	46.7	$3,690	31.6
Equipment sales	3,056	19.6	2,822	24.2
Other	5,261	33.7	5,148	44.2

Total revenue:	$15,611	100.0%	$11,660	100.0%

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

	Twelve months ended December 31,
	2006		2005
		Percent of total		Percent of total
	($ in thousands)
Cost of services:
Engineering & broadcast operations	$15,332	34.7%	$12,279	48.5%
Content & programming	10,147	23.0%	3,969	15.7%
Customer care, billing & collection	1,710	3.9%	658	2.6%
Cost of equipment	16,615	37.6%	6,725	26.6%
Other cost of services	367	0.8%	1,685	6.6%

Total cost of services:	$44,171	100.0%	$25,316	100.0%

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

	Twelve Months Ended December 31,			Percent of total
	2006	Percent of total	2005
Operating expense:
Cost of Services	$44,171	22.3%	$25,316	14.5%
Research and development	2,563	1.3%	1,040.6%
Selling and marketing	24,028	12.1%	18,676	10.7%
General & administrative	68,243	34.5%	67,956	38.9%
Depreciation and amortization	58,896	29.8%	61,636	35.3%

Total operating expense:	$197,901	100.0%	$174,625	100.0%

Total operating expense for the twelve months ended December 31, 2006 was $197.9 million, an increase of 13.3% compared with $174.6 million for the twelve months ended December 31, 2005. This increase was primarily due to increases in our cost of services (discussed previously) and selling and marketing expenses. Our increase in research & development expense is due to increase in receiver product development activities. Our selling and marketing expense for the twelve months ended December 31, 2006 was $24.0 million, an increase of 28.7 % compared with $18.7 million in the twelve months ended December 31, 2005. This increase was primarily due to increased marketing activity as we ramped up our advertising activities in our launched markets. Our general and administrative expense for the twelve months ended December 31, 2006 was $68.2 million, an increase of 0.4% compared with $68.0 million in the twelve months ended December 31, 2005. This increase was primarily due to a $8.9 million increase in headcount expense as we increased staffing levels to execute on our business plan, and a $4.0 million increase in outside services (primarily temporary consultants, and technical & regulatory services) offset by a $14.5 million decrease in stock based compensation. The Company granted certain key executives restricted stock awards, in connection with our initial public offering in August 2005, which vested over a six month period. This vesting period was extended through January 3, 2007, hence the reduction in stock option expense related to these options for 2006 compared to 2005. Depreciation and amortization expense for the twelve months ended December 31, 2006 was $58.9 million, a 4.5% decrease as compared to $61.6 million for the twelve months ended December 31, 2005.

•

Cost Per Gross Addition (CPGA) Total blended CPGA expense (for India and ROW) was approximately $ 22.6 million for the twelve months ended December 31, 2006 and approximately $16.1 million for the twelve months ended December 31, 2005. Total CPGA expense for India was approximately $20.9 million for the twelve months ended December 31, 2006 and approximately $13.7 million for the twelve months ended December 31, 2005. Unit blended CPGA (for India and ROW), was approximately $140 for the twelve months ended December 31, 2006 and approximately $173 for the twelve months ended December 31, 2005. CPGA for India, was approximately $136 for the twelve months ended December 31, 2006 and approximately $188 for the twelve months ended December 31, 2005. Unit CPGA decreased due to marketing expenditure being spread over a larger number of gross subscriber additions.

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

Liquidity and Capital Resources

Overview

As of December 31, 2007, we had cash and cash equivalents of $3.6 million. Cash and cash equivalents and marketable securities decreased $161.9 million during the twelve months ended December 31, 2007. This decrease resulted from $106.6 million used in operating activities, $127.6 million provided by investing activities, and $46.4 million used in financing activities. Cash flows used in operating activities includes the net loss of $169.5 million, and $16.9 million loss from working capital, offset in part by $79.9 million in non cash expenses included in net loss. Cash flows from investing activities consisted mainly of $137.9 million in net sales of marketable securities, $1.9 million used for the purchase of property and equipment and $7.9 million used for purchase of satellite and related systems and $0.4 million realized from Restricted Cash and Investment. Cash flows used in financing activities of $46.4 million mainly included the cash redemption of $50 million of Convertible Notes as part of the convertible debt restructuring, offset in part by proceeds from exercise of warrants and employee options. The net effect of foreign currency rate changes on cash and cash equivalents was $1.4 million.

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

Yenura Financing

In December 2007, the Company entered into a facility agreement with Yenura Pte Ltd. (Yenura) in which Yenura agreed to make available up to $40 million from time to time pursuant to draw down notices issued on or prior to January 31, 2008, in consideration for the issuance of certain subordinated convertible notes. The subordinated convertible notes mature on January 3, 2013 and accrue interest at the rate of 8% per year and shall be payable in arrears with the first interest date being January 15, 2009. During the first quarter 2008, the Company has drawn $19.2 million under this facility due to Yenura’s slow action in making the full committed amount available. Yenura is a company controlled by Noah Samara, chairman and CEO of Worldspace (referred to Note E—Related-Party Transaction to the financial statements for further discussion).

Uses of Cash

Our cash used during the twelve months ended December 31, 2007, consisted primarily of funding operating expenses, and working capital, $17.2 million for income tax obligations; interest payments of $11.3 million; $50 million repayment as part of the restructuring of our Convertible Notes—See Note C—Debt of the financial statements, and $4.2 million in associated restructuring advisory and legal fees.

Contractual Obligations

The following table shows our contractual obligations as of December 31, 2007:

	Payments Due By Period (in thousands)
	2008	2-3 years	4-5 years	After 5 years	Total
Long-term debt (1)	27,500	70,091	200	—	97,791
Operating lease obligations	4,056	7,576	7,229	11,367	30,228
Purchase obligations	24,255	12,273	9,862	10,342	56,732
ERP implementation obligation	2,723	4,101	—	—	6,824
Contingent royalty obligation (2)	—	—	—	1,814,175	1,814,175

Total contractual obligations	58,534	94,041	17,291	1,835,884	2,005,750

(1)	On January 31, 2008, the Company made a principal and interest payment of $10 million to the senior secured note holders.
(2)	Stonehouse royalty payment referenced under Note C—”Debt” of Notes to Consolidated Financial Statements. The obligation will be reduced by any future payments made under the royalty agreement and will remain on our balance sheet until 2015; the last year payment under the royalty agreement is required. We are not required to pay this obligation in full; payments are based on a 10% of EBITDA each year and cannot be determined at this time.

Future Operating Liquidity and Capital Resource Requirements

Normal operating and capital expenditures during 2007 amounted to approximately $106.2 million for total cash spend of approximately $161.4 million, leaving the Company with total cash and cash equivalents, restricted cash and investments, of about $9.9 million at December 31, 2007.

The focus of our execution includes continuing to build towards the launch of mobile services in Italy and the Middle East. We contemplate funding business development and technology related expenses geared towards a service launch in Italy and the Middle East in early 2009, we anticipate minimal technology-related and other expenditures for a service launch in India and Bahrain; and for China, other European markets and other selected markets within our coverage areas, we anticipate limited business development expenses.

Our financial projections are based on assumptions which we believe are reasonable but contain significant uncertainties. Based upon our current plans, our cash and cash equivalents will not be sufficient to cover our estimated funding needs for 2008. We will require significant additional financing in 2008 to continue implementing our current business plan. The Company has not secured any commitment for new financing at this time nor can it provide any assurance that new financing will be available on commercially acceptable terms, if at all. If the Company is unable to secure additional capital, it will be required to curtail its operations, and if these measures fail, it may not be able to continue its business.

Our ability to obtain the financing in the future will depend on several factors, including future market conditions; our success in developing, implementing and marketing our satellite radio service; our future creditworthiness; and restrictions contained in agreements with our investors or lenders. If we fail to obtain any necessary financing on a timely basis or on attractive terms, our results of operations would be materially adversely affected. Additional financings will increase our level of indebtedness and/or result in further dilution to existing shareholders.

We regularly evaluate our plans and strategy. These evaluations may result in changes to our plans and strategy, some of which may be material and significantly change our cash requirement. Our business plan is based on estimates regarding expected future costs and expected revenue. Our costs may exceed or our revenues, may fall short of our estimates, our estimates may change, and future developments may affect our estimates.

In December 2007, the Company entered into a facility agreement with Yenura Pte Ltd. (Yenura) in which Yenura agreed to make available up to $40 million from time to time pursuant to draw down notices issued on or prior to January 31, 2008, in consideration for the issuance of certain subordinated convertible notes. The subordinated convertible notes mature on January 3, 2013 and accrue interest at the rate of 8% per year and shall be payable in arrears with the first interest date being January 15, 2009. Yenura has been slow in making the full committed amount available to the Company and consequently, as of March 31, 2008, the Company has drawn $19.2 million. The convertible notes shall be convertible at the option of the note holders into shares of Class A Common Stock. The conversion amount shall be calculated as the portion of the principal drawdown plus any accrued and unpaid interest and late charges. The conversion rate will be $4.25 per share. During the first quarter 2008, the Company drew down $19.2 million under this facility.

On January 31, 2008 a principal amount of $9.8 million plus interest was paid to the holders of the senior secured notes and the balance of $17.7 million plus interest of the senior secured notes that was issued as part of the convertible note restructuring will be repayable on May 31, 2008.

Under the terms of the senior secured notes and amended and restated convertible notes we issued as part of the convertible note restructuring, we may incur secured indebtedness of up to $75 million (less any amounts outstanding under the senior secured notes) of senior secured first priority indebtedness. We may borrow up to $100 million (less any amounts outstanding under the amended and restated convertible notes) of senior secured second priority indebtedness which is pari passu with the amended and restated convertible notes and unlimited unsecured debt, as long as such debt has a maturity date that is at least 91 days after the maturity date of the amended and restated convertible notes. We will be required to repay any outstanding principal of the senior secured notes from new equity or debt financing, certain excess cash flow or the cash proceeds of asset sales and casualty events, subject to customary exceptions. We are not permitted to make any mandatory or optional prepayment on debt, (other than previously discussed under the Yenura financing agreement) while the amended and restated convertible notes are outstanding.

Capital Expenditures

We have spent approximately $747 million on capital expenditures related to the development and launch of our satellites, for our ground systems and for property and equipment. We may spend additional amounts to enhance our infrastructure with terrestrial repeaters depending on licenses and business requirement, if supported by an appropriate business model and funding of such projects. Over the next 12 months, we anticipate technology, terrestrial repeater network installation expenses, chip-set and receiver development expenses and studio facility build-out expenses associated with rolling out our services in Italy. We estimate those expenses to be approximately $60 million beginning in 2008. We expect to start our terrestrial repeater network build-out in key metropolitan areas in India in 2009, assuming we obtain the necessary regulatory approvals. We currently estimate those costs to be approximately $20 million over the next few years. These amounts will need to be reviewed as we conduct actual testing, including further topographical analysis. We also expect to start our terrestrial repeater build out in Bahrain; however we do not expect this cost to be significant. Until we receive the final approvals from China’s regulatory agencies, we will not start the build-out of a terrestrial repeater network in China. Our future capital expenditures will depend on our business strategy and our response to business opportunities including receipt of additional licenses and trends in our industry and our markets.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency

As a global company, we are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, inter-company balances between subsidiaries that operate in different functional currencies and transactions with customers, suppliers and employees that are denominated in foreign currencies. Our objective is to minimize our exposure to these risks through our normal operating activities and, where appropriate, to have these transactions denominated in United States dollars. For the year ended December 31, 2007, approximately 76% of our total revenues and 25% of total operating expenses were denominated in foreign currencies. For the year ended December 31, 2006, approximately 72% of our total revenues and 33% of total operating expenses were denominated in foreign currencies. The following table shows approximately the split of these foreign currency exposures by principal currency:

	Foreign Currency Exposure at December 31, 2007
	Euro	Indian Rupee	Kenyan Shilling	South African Rand	Other	Total Exposure
Total Revenues	10%	78%	0%	8%	4%	100%
Total Cost of Revenues and Operating Expenses	16%	55%	0%	6%	23%	100%

	Foreign Currency Exposure at December 31, 2006
	Euro	Indian Rupee	Kenyan Shilling	South African Rand	Other	Total Exposure
Total Revenues	15%	63%	11%	7%	4%	100%
Total Cost of Revenues and Operating Expenses	13%	64%	1%	5%	17%	100%

Interest Rates

Our market risk from changes in interest rates is not material since the Company’s debt includes $45 million of the Senior Secured Notes which accrue interest at the London Inter Bank Offering Rate (LIBOR) plus 650 basis points per year and the amended and restated Convertible Notes which have a fixed interest rate. For the period June 1, 2007 through December 31, 2007 the LIBOR has not fluctuated significantly.

We classify our investments in money market funds as cash equivalents. We currently do not hedge either foreign exchange or interest rate exposures, but do not believe that an increase in interest rates would have a material effect on the value of our cash equivalents or the convertible notes.

At December 31, 2007, we had $9.9 million in cash and cash equivalents and restricted cash and investments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of WorldSpace, Inc., including consolidated balance sheets as of December 31, 2007 and 2006, and consolidated statements of operations, consolidated statements of stockholders’ equity and consolidated statements of cash flows for each of the three-years in the period ended December 31, 2007 and notes to the consolidated financial statements, together with a report thereon of Grant Thornton LLP, dated March 31, 2008, are attached hereto as pages F-1 through F-29.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) or 15(d)-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period, the Company’s disclosure controls and procedures are effective, in all material respects, to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act (i) is recorded, processed, summarized and reported as and when required and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal controls over financial reporting (as that term is defined in Rules 13a-15(f) under the Exchange Act) for the Company. Our internal control over financial reporting is designed, under the supervision of our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (GAAP). Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

We conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007. This evaluation was based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Based on our evaluation under the framework in Internal Control—Integrated Framework, our Chief Executive Officer and Chief Financial Officer concluded that internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not Applicable

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to our directors required to be included pursuant to this Item 10 is included under the caption “Item 1. Election of Directors” in the Proxy Statement relating to the 2008 Annual Meeting of Stockholders (the 2008 Proxy Statement) to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6 under the Exchange Act of 1934, and is incorporated in this Item 10 by reference. The information with respect to the our executive officers required to be included pursuant to this Item 10 is included under the caption “Executive Officers of the Company” in Part I of this Annual Report on Form 10-K and is incorporated in this Item 10 by reference.

The information with respect to the audit committee of our Board of Directors required to be included pursuant to this Item 10 is included under the caption “Committees of the Board of Directors” in the 2008 Proxy Statement and is incorporated in this Item 10 by reference.

Since the date of our Proxy Statement for our Annual Meeting held on May 10, 2006, we have not adopted any material changes to the procedures by which our security holders may recommend nominees to our Board of Directors.

The information with respect to Section 16(a) reporting compliance required to be included in this Item 10 is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2008 Proxy Statement and is incorporated in this Item 10 by reference.

We have adopted a code of ethics that applies to our chief executive officer and senior financial officers. A copy of this code of ethics can be found on our website at www.worldspace.com. In the event of any amendment to, or waiver from, the code of ethics, we will publicly disclose the amendment or waiver by posting the information on our website.

ITEM 11.	EXECUTIVE COMPENSATION

The information with respect to the executive compensation required to be included pursuant to this Item 11 is included under the caption “Executive Compensation” in the 2008 Proxy Statement and is incorporated in this Item 11 by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information with respect to security ownership of certain beneficial owners and management required to be included pursuant to this Item 12 is included under the caption “Directors’, Executive Officers’ and Principal Stockholders’ Stock Ownership” in the 2008 Proxy Statement and is incorporated in this Item 12 by reference.

The information with respect to securities authorized for issuance under our equity compensation plans required to be included pursuant to this Item 12 is included under the captain “Securities Authorized for Issuance under Equity Compensation Plans” in our 2008 Proxy Statement and is incorporated in this Item 12 by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information with respect to any reportable transaction, business relationship or indebtedness between WorldSpace and the beneficial owners of more than 5% of our Class A Common Stock, our directors or nominees for director, our executive officers or the members of the immediate families of such individuals that are required to be included pursuant to this Item 13 is included in the 2008 Proxy Statement under the caption “Certain Relationships and Related Party Transactions” and “Procedures for Approval of Related Party Transactions” and is incorporated in this Item 13 by reference.

The information with respect to the independence of directors required to be included pursuant to this Item 13 is included in the 2008 Proxy Statement under the Captions “Board of Directors”, “Committees of the Board of Directors”, “Board Independence Policy” and “Item 1 Election of Directors” and is incorporated in this Item 13 by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information with respect to fees paid and services rendered to our independent registered public accounting firm required to be included pursuant to this Item 13 is included under caption “Auditors’ Fees and Services” in the 2008 Proxy Statement and is incorporated in this Item 14 by reference.

The information with respect to audit committee pre-approval policies and procedures required to be included pursuant to this Item 14 is included under the caption “Policy for Approval of Audit and Permitted Non-audit Services” in the 2008 Proxy Statement and is incorporated in this Item 14 by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following Consolidated Financial Statements of WorldSpace, Inc. and report of independent registered public accounting firm are included in Item 8 of this Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Changes in Shareholders’ Deficit and Comprehensive Loss for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

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

(a)(3) The following exhibits are either provided with this Form 10-K or are incorporated herein by reference:

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated December 28, 2004, between WorldSpace, Inc., a Maryland corporation, and the Company (filed as Exhibit 2.1 to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

3.1(a)	Certificate of Incorporation of the Company (filed as Exhibit 3.1(a) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

3.1(b)	Certificate of Amendment to the Certificate of Incorporation of the Company (filed as Exhibit 3.1(b) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

3.1(c)	Certificate of Amendment to the Certificate of Incorporation of the Company (filed as Exhibit 3.1(c) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

3.2	By-Laws of the Company as amended (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on November 2, 2007, SEC File No. 000-51466, and incorporated by reference)

4.1	Securities Purchase Agreement dated December 30, 2004 among the Company, WorldSpace, Inc., a Maryland corporation, Highbridge International LLC, Amphora Limited, OZ Master Fund, Ltd., AG Offshore Convertibles, Ltd., AG Domestic Convertibles, L.P., Citadel Equity Fund Ltd., and Citadel Credit Trading Ltd (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

4.2	Registration Rights Agreement dated December 30, 2004 among the Company, Highbridge International LLC, Amphora Limited, OZ Master Fund, Ltd., AG Offshore Convertibles, Ltd., AG Domestic Convertibles, L.P., Citadel Equity Fund Ltd., and Citadel Credit Trading Ltd. (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

Exhibit No.	Description
4.3	Agreement dated April 13, 2007 among the Company, Highbridge International LLC, OZ Master Fund, Ltd., AG Offshore Convertibles, Ltd., Citadel Equity Fund Ltd. (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on April 16, 2007, SEC File No. 000-51466, and incorporated by reference)

4.4	Registration Rights Agreement dated July 18, 2005 between the Company and XM Satellite Radio Holdings Inc. (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

4.5	Registration Rights Agreement, dated September 12, 2005, between the Company and Alcatel Alenia Space France SAS (filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on September 30, 2005, SEC File No. 000-51466, and incorporated by reference)

4.6	Form of Amendment, Redemption and Exchange Agreement among the Company, Highbridge International LLC, OZ Master Fund, Ltd., AG Offshore Convertibles, Ltd., and Citadel Equity Fund Ltd. (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on June 4, 2007, SEC File No. 000-51466, and incorporated by reference)

4.7	Form of Amended and Restated Secured Convertible Note issued under the Amendment, Redemption and Exchange Agreement (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on June 4, 2007, SEC File No. 000-51466, and incorporated by reference)

4.8	Form of Warrant issued under the Amendment, Redemption and Exchange Agreement (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on June 4, 2007, SEC File No. 000-51466, and incorporated by reference)

4.9	Registration Rights Agreement, dated June 1, 2007, among the Company Highbridge International LLC, OZ Master Fund, Ltd., AG Offshore Convertibles, Ltd., and Citadel Equity Fund Ltd. (filed as Exhibit 99.5 to the Company’s Current Report on Form 8-K filed on June 4, 2007, SEC File No. 000-51466, and incorporated by reference)

4.10	Facility Agreement, dated December 31, 2007, between the Company and Yenura Pte. Ltd. (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on January 7, 2008, SEC File No. 000-51466, and incorporated by reference)

4.11	Form of Subordinated Convertible Note (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on January 7, 2008, SEC File No. 000-51466, and incorporated by reference)

4.12	Form of Waiver Letters in connection with the Proposed Yenura Financing (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on January 7, 2008, SEC File No. 000-51466, and incorporated by reference)

10.1	Conversion Agreement dated as of August 29, 2006 between WorldSpace, Inc. and Yenura Pte. Ltd. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2006, SEC File No. 333-51466, and incorporated by reference)

10.2	Loan Restructuring Agreement dated September 30, 2003 among Stonehouse Capital Ltd., WorldSpace, Inc., a Maryland corporation, WorldSpace International Network Inc. and WorldSpace Satellite Company Ltd., as amended by the First Amendment to the Loan Restructuring Agreement and Royalty Agreement dated September 28, 2004 among the same parties and the Second Amendment to the Loan Restructuring Agreement and Royalty Agreement dated December 30, 2004 among the same parties as well as the Company (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)**

Exhibit No.	Description
10.3(a)	Royalty Agreement dated as of September 30, 2003 among Stonehouse Capital Ltd., WorldSpace, Inc., a Maryland corporation, WorldSpace International Network Inc. and WorldSpace Satellite Company Ltd., as amended by the First Amendment to the Loan Restructuring Agreement and Royalty Agreement dated September 28, 2004 among the same parties, the Second Amendment to the Loan Restructuring Agreement and Royalty Agreement dated as of December 30, 2004 among the same parties as well as the Company and the Third Amendment to Royalty Agreement dated as of June 29, 2005 among Stonehouse Capital, Ltd., the Company and WorldSpace Satellite Company, Ltd. (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference) **

10.3(b)	Fourth Amendment, dated as of February 28, 2006, to the Royalty Agreement dated as of September 30, 2003 among Stonehouse Capital Ltd., WorldSpace, Inc., a Maryland corporation, WorldSpace International Network Inc. and WorldSpace Satellite Company Ltd. (filed as Exhibit 10.3(b) to the Company’s Annual Report on Form 10-K filed on March 31, 2006, SEC File No. 000-51466, and incorporated by reference)

10.4(a)	Warrant Agreement, dated as of July 11, 1994 and extended May 28, 1999, between Mr. Benno A. Ammann and the Company (filed as Exhibit 10.4(a) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.4(b)	Warrant Agreement, dated as of July 11, 1994 and extended May 28, 1999, between Mr. Ronald V. Mangravite and the Company (filed as Exhibit 10.4(b) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.4(c)	Warrant Agreement, dated as of July 11, 1994 and extended May 28, 1999, between Mr. Wondwossen Mesfin and the Company (filed as Exhibit 10.4(c) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.4(d)	Non-Qualified Shares Option Agreement, dated as of February 12, 1996, between Mr. Scott A. Katzmann and the Company (filed as Exhibit 10.4(d) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)
10.4(e)	Non-Qualified Shares Option Agreement, dated as of February 12, 1996, between Ms. Donna Lozito and the Company (filed as Exhibit 10.4(e) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.4(f)	Non-Qualified Shares Option Agreement, dated as of February 12, 1996, between Lindsay A. Rosenwald, M.D. and the Company (filed as Exhibit 10.4(f) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.4(g)	Warrant Agreement, dated as of May 15, 2003, between Consultant and the Company (filed as Exhibit 10.4(g) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.4(h)	WorldSpace, Inc. Common Stock Purchase Warrant dated as of July 18, 2005 issued to XM Satellite Radio Holdings Inc. Company (filed as Exhibit 10.4(h) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.6	Strategic Cooperation Agreement Between Analog Devices, Inc. and WorldSpace, Inc. for the Development and Marketing of WorldSpace-Ready Analog DSP Platforms dated November 5, 2003 (filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.7(a)	Standard Production, Marketing and License Agreement for China WorldSpace PC Card and China WorldSpace Receiver dated August 18, 2001 between WorldSpace International Network Inc. and Xi’an Tongshi Technology Limited Cooperation (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

Exhibit No.	Description
10.7(b)	Agreement dated July 20, 2005 between Xi’an Tongshi Technology Limited and WorldSpace, Inc. (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.7(c)	Cooperation Agreement dated April 4, 2006 between WorldSpace Corporation and Xi’an Tongshi Technology Limited (filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on April 10, 2006, SEC File No. 000-51466, and incorporated by reference)

10.7(d)	Agreement, dated December 21, 2005, between the registrant and Xi’an Tongshi Technology Limited (filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on December 23, 2005, SEC File No. 000-51466, and incorporated by reference)

10.8	Supply Agreement and Standard WorldSpace Receiver Development, Production, Marketing and License Agreement, both dated December 1, 2000 between BPL Limited and WorldSpace International Network Inc. (filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.9(a)	Cooperation Agreement on Technical and Commercial Trial Operation of WorldSpace L-Band Satellite Multimedia Services between China Telecommunications Broadcast Satellite Corp and WorldSpace Corporation dated August 8, 2000 (filed as Exhibit 10.9(a) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.9(b)	Memorandum of Understanding Regarding Cooperation Project between China Telecommunications Broadcast Satellite Corp and WorldSpace Corporation dated August 8, 2000 (filed as Exhibit 10.9(b) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.9(c)	Agency Agreement between China Telecommunications Broadcast Satellite Corp and WorldSpace Corporation dated August 8, 2000 (filed as Exhibit 10.9(c) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.9(d)	Supplementary Agreement to Agreements and Other Documents Regarding Cooperation Between China Telecommunications Broadcast Satellite Corporation, Beijing, China and WorldSpace Corporation dated April 3, 2001 (filed as Exhibit 10.9(d) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.9(e)	Agreement between China Satellite Communications Corp. and WorldSpace Corporation dated February 22, 2005 (filed as Exhibit 10.9(e) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.9(f)	Agreement between China Satellite Communications Corp. and WorldSpace, Inc. dated July 18, 2005 (filed as Exhibit 10.9(f) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.9(g)	Cooperation Agreement, dated December 20, 2005, between the Company and China Satellite Communications Corporation (filed as Exhibit 1.1 to Form 8-K of the Company filed December 27, 2005, SEC File No. 000-51466, and incorporated by reference)

10.10(a)	Executive Employment Agreement between WorldSpace, Inc. and Noah A. Samara entered into as of June 1, 2005 (filed as Exhibit 10.10(a) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)*

10.10(b)	Executive Employment Agreement between WorldSpace, Inc. and Sridhar Ganesan entered into as of June 1, 2005 (filed as Exhibit 10.10(c) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)*

Exhibit No.	Description
10.10(c)	Executive Employment Agreement between WorldSpace, Inc. and Donald J. Frickel entered into as of June 1, 2005 (filed as Exhibit 10.10(d) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)*

10.10(d)	Executive Employment Agreement between WorldSpace, Inc. and Gregory B. Armstrong effective as of May 12, 2006 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2006, SEC File No. 333-51466, and incorporated by reference)*

10.10(e)	Executive Employment Agreement between WorldSpace, Inc. and Alexander P. Brown effective as of May 12, 2006 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2006, SEC File No. 333-51466, and incorporated by reference)*

10.11(a)	WorldSpace 2005 Incentive Award Plan (filed as Exhibit 10.11(a) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)*

10.11(b)	WorldSpace 2005 Incentive Award Plan Form of Stock Option Agreement (filed as Exhibit 10.11(b) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)*

10.11(c)	WorldSpace 2005 Incentive Award Plan Form of Restricted Stock Agreement (filed as Exhibit 10.11(c) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)*

10.11(d)	WorldSpace 2005 Incentive Award Plan Form of Stock Appreciation Right Agreement, filed as Exhibit 10.12(d) to the Company’s Annual Report on Form 10K filed April 17, 2007, SEC File No. 000-51466, and incorporated by reference*

10.12	Stockholders Agreement, executed as of July 18, 2005 between WorldSpace, Inc., XM Satellite Radio Holdings Inc., Noah A Samara, TelUS Communication and Yenura Ptd. Ltd (filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.13	Satellite Radio Cooperation Agreement dated as of July 18, 2005 between WorldSpace, Inc., XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. (filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.14	Form of Bridge Note issued under the Amendment, Redemption and Exchange Agreement (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on June 4, 2007, SEC File No. 000-51466, and incorporated by reference)

10.15	First Lien Pledge and Security Agreement, dated June 1, 2007, among the Company, WorldSpace Systems Corporation, AfriSpace, Inc., Asia Space Limited, WorldSpace Satellite Company, and The Bank of New York, as Collateral Agent (filed as Exhibit 99.6 to the Company’s Current Report on Form 8-K filed on June 4, 2007, SEC File No. 000-51466, and incorporated by reference)

10.16	Second Lien Pledge and Security Agreement, dated June 1, 2007, among the Company, WorldSpace Systems Corporation, AfriSpace, Inc., Asia Space Limited, WorldSpace Satellite Company, and The Bank of New York, as Collateral Agent (filed as Exhibit 99.7 to the Company’s Current Report on Form 8-K filed on June 4, 2007, SEC File No. 000-51466, and incorporated by reference)

10.17	Intercreditor Agreement, dated June 1, 2007, among the Company, WorldSpace Systems Corporation, AfriSpace, Inc., Asia Space Limited, WorldSpace Satellite Company, The Bank of New York, as First Lien Collateral Agent, and The Bank of New York, as Second Lien Collateral Agent (filed as Exhibit 99.8 to the Company’s Current Report on Form 8-K filed on June 4, 2007, SEC File No. 000-51466, and incorporated by reference)

Exhibit No.	Description
10.18	First Lien Guaranty, dated June 1, 2007, among WorldSpace Systems Corporation, AfriSpace, Inc., Asia Space Limited, WorldSpace Satellite Company, and The Bank of New York, as Collateral Agent (filed as Exhibit 99.9 to the Company’s Current Report on Form 8-K filed on June 4, 2007, SEC File No. 000-51466, and incorporated by reference)

10.19	Cooperation Agreement, dated July 16, 2007, among the Company, Fiat Group Automobiles S.p.A. and WorldSpace Italia S.p.A. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2007, SEC File No. 000-51466, and incorporated by reference)**

21.1	List of Subsidiaries of the Company

23.1	Consent of Grant Thornton LLP

31.1	Certification of the Chief Executive Officer of WorldSpace, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer of WorldSpace, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer of WorldSpace, Inc. pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of WorldSpace, Inc. pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	Executive compensation plan or arrangement.
**	A portion of this Exhibit was omitted and has been filed separately with the Secretary of the Commission pursuant to an SEC order granting confidential treatment thereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2008.

WORLDSPACE, INC.

By:	/s/ Noah A. Samara
Noah A. Samara Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2008.

/s/ Noah A. Samara Noah A. Samara	Chairman of the Board, Chief Executive Officer and President (Chief Executive Officer)

/s/ Sridhar Ganesan Sridhar Ganesan	Executive Vice President—Chief Financial Officer (Chief Financial Officer)

/s/ Vincent Loiacono Vincent Loiacono	Senior Vice President (Chief Accounting Officer)

/s/ Kassahun Kebede Kassahun Kebede	Director

/s/ James R. Laramie James R. Laramie	Director

/s/ Charles McC. Mathias Charles McC. Mathias	Director

/s/ Michael Nobel Michael Nobel	Director

/s/ Frank-Jurgen Richter Frank-Jurgen Richter	Director

/s/ William Schneider, Jr. William Schneider, Jr.	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Shareholders of WorldSpace, Inc.

We have audited the accompanying consolidated balance sheets of WorldSpace, Inc., (the Company) (a Delaware corporation) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ deficit and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2007. Our audits of the basic financial statements included Schedule II – valuation and qualifying accounts. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WorldSpace, Inc. as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Notes B and I, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R “Share Based Payment”, effective January 1, 2006 and SFAS No. 48, “Accounting for Uncertainties in Income Taxes”, effective January 1, 2007.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A, the Company incurred a net loss of $169,507,000 during the year ended December 31, 2007, and, as of that date, the Company’s current liabilities exceeded its current assets by $69,590,000 and its total liabilities exceeded its total assets by $1,751,731,000. The Company has cash on hand and cash available totaling $3,597,000 at December 31, 2007 which management does not believe is sufficient to meets its operating needs during the coming year. These factors, among others, as discussed in Note A to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Grant Thornton LLP

McLean, Virginia

March 31, 2008

Consolidated Balance Sheets

	December 31,
	2007	2006
	(in thousands)
Assets
Current Assets
Cash and cash equivalents	$3,597	$27,565
Marketable securities	—	137,894
Accounts receivable, net of $1,190 and $1,302 allowance for doubtful accounts	1,454	2,693
Prepaid expenses	5,465	8,693
Inventory, net	2,313	3,936
Other current assets	3,860	2,548

Total Current Assets	16,689	183,329
Restricted Cash and Investments	6,312	5,869
Property and Equipment, net	14,659	16,966
Satellites and Related Systems, net	298,503	345,825
Deferred Financing Costs, net	3,457	12,149
Deferred Tax Asset	—	3,599
Other Assets	394	908

Total Assets	$340,014	$568,645

Liabilities and Shareholders’ Deficit
Current Liabilities
Current Portion of Long Term Debt	$27,500	$—
Accounts payable	22,976	16,270
Accrued expenses	15,417	20,056
Income taxes payable	1,334	17,784
Accrued purchase commitment	18,242	18,242
Accrued interest	810	1,962
Deferred tax liability	—	2,109

Total Current Liabilities	86,279	76,423
Long-term Debt	66,513	155,368
Deferred Tax Liability	120,325	122,227
Other Liabilities	4,453	3,807
Contingent Royalty Obligation	1,814,175	1,814,175

Total Liabilities	$2,091,745	$2,172,000

Commitments and Contingencies	—	—
Minority interest	689	304
Shareholders’ Deficit
Preferred Stock, $.01 par value; 25,000,000 shares authorized; no shares issued and outstanding as of December 31, 2007 and 2006	—	—
Class A Common stock, $.01 par value; 200,000,000 shares authorized; 42,321,983 and 38,305,839 shares issued and outstanding as of December 31, 2007 and 2006	423	383
Class B Common stock, $.01 par value; 75,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2007 and 2006	—	—
Additional paid-in capital	738,468	716,250
Accumulated other comprehensive loss	3,012	1,620
Accumulated deficit	(2,494,323)	(2,321,912)

Total Shareholders’ Deficit	(1,752,420)	(1,603,659)

Total Liabilities and Shareholders’ Deficit	$340,014	$568,645

See accompanying notes to consolidated financial statements

Consolidated Statements of Operations

	Years ended December 31,
	2007	2006	2005
	(in thousands, except share information)
Revenue
Subscription revenue	$7,528	$7,294	$3,690
Equipment revenue	2,049	3,056	2,822
Other revenue	4,207	5,261	5,148

Total Revenue	13,784	15,611	11,660
Operating Expenses
Cost of Services (excludes depreciation shown separately below)Satellite and transmission, programming and other	30,078	27,556	18,592
Cost of equipment	7,569	16,615	6,725
Research and development	7,100	2,563	1,040
Selling and marketing	10,866	24,028	18,676
General and administrative	48,632	68,243	67,956
Depreciation and amortization	59,258	58,896	61,636

Total Operating Expenses	163,503	197,901	174,625

Loss from Operations	(149,719)	(182,290)	(162,965)
Other Income (Expense)
(Loss) Gain on extinguishment of debt	(1,435)	—	14,130
Interest income	4,689	11,331	6,596
Interest expense	(13,460)	(9,332)	(9,884)
Write-off of deferred debt issuance costs	(11,516)	—	—
Other income (expense)	(559)	(4,759)	2,600

Total Other Income (Expense)	(22,281)	(2,760)	13,442

Loss Before Income Taxes	(172,000)	(185,050)	(149,523)
Income Tax Benefit	2,493	56,447	69,660

Net Loss	$(169,507)	$(128,603)	$(79,863)

Loss per Share—basic and diluted	$(4.22)	$(3.44)	$(2.77)

Weighted Average Number of Shares Outstanding	40,187,346	37,395,558	28,828,958

See accompanying notes to consolidated financial statements

Consolidated Statements of Changes in Shareholders’ Deficit and Comprehensive Loss

Years ended December 31, 2007, 2006 and 2005

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total	Comprehensive Loss
	Shares	Amount	Shares	Amount
	(in thousands, except share information)
Balance, January 1, 2005	2,797,368	$28	20,413,949	$204	$425,247	$(1,085)	$(354)	$(2,113,446)	$(1,689,406)
Conversion of common stock	2,987,506	30	(2,987,506)	(30)	—	—	—	—	—
IPO proceeds	11,500,000	115	—	—	220,748	—	—	—	220,863
XM Satellite radio private placement	1,562,500	16	—	—	22,441	—	—	—	22,457
Debt conversion	333,333	3	—	—	6,997	—	—	—	7,000
Warrants issued to consultant	—	—	—	—	393	—	—	—	393
Employee stock-based compensation	—	—	—	—	40,698	(15,536)	—	—	25,162
Employee stock option exercises	184,625	2	—	—	1,149	—	—	—	1,151
Investment in subsidiaries	—	—	—	—	45	—	—	—	45
Foreign currency translation adjustment	—	—	—	—	—	—	(255)	—	(255)	(255)
Net loss	—	—	—	—	—	—	—	(79,863)	(79,863)	(79,863)

Comprehensive loss										(80,118)

Balance, December 31, 2005	19,365,332	$194	17,426,443	$174	$717,718	$(16,621)	$(609)	$(2,193,309)	$(1,492,453)

Conversion of common stock	17,426,443	174	(17,426,443)	(174)	—	—	—	—	—
Reversal related to the adoption of SFAS No. 123R	—	—	—	—	(16,621)	16,621	—	—	—
Employee stock-based compensation	—	—	—	—	11,416	—	—	—	11,416
Employee stock exercises	919,517	9	—	—	3,632	—	—	—	3,641
Employee restricted stock vesting	594,547	6	—	—	—	—	—	—	6
Contributions from minority partners	—	—	—	—	304	—	—	—	304
IPO costs	—	—	—	—	(199)	—	—	—	(199)
Foreign currency translation adjustment	—	—	—	—	—	—	2,229	—	2,229	2,229
Net loss	—	—	—	—	—	—	—	(128,603)	(128,603)	(128,603)

Comprehensive loss										(126,374)

Balance, December 31, 2006	38,305,839	$383	—	—	$716,250	—	$1,620	$(2,321,912)	$(1,603,659)
Employee stock-based compensation					4,794				4,794
Employee stock exercises	1,299,217	13			3,663				3,676
Employee restricted stock vesting	669,968	7			(1,465)				(1,458)
Share Warrants Exercise	238,329	2			545				547
FIN 48 transition amount								(2,904)	(2,904)
Value of Warrant attached to debt					7,011				7,011
Foreign currency translation adjustment							1,392		1,392	1,392
Conversion of Convertible Debt	1,808,630	18			7,670				7,688
Net loss								(169,507)	(169,507)	(169,507)

Comprehensive loss										(168,115)

Balance, December 31, 2007	42,321,983	$423	—	—	$738,468	—	$3,012	$(2,494,323)	$(1,752,420)

See accompanying notes to consolidated financial statements

Consolidated Statements of Cash Flows

	Years ended December 31,
	2007	2006	2005
	(in thousands)
Cash Flows from Operating Activities
Net loss	$(169,507)	$(128,603)	$(79,863)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	59,258	58,896	61,636
Write-off of deferred finance costs	11,516	—	—
(Gain)Loss on extinguishment debt	1,435	—	(14,130)
Amortization of deferred financing and warrant and debt discount	3,265	1,486	1,057
Adjustment to cost basis of satellite & related systems	—	—	5,750
Accrued interest	(1,073)	9	1,557
Stock-based compensation	4,794	11,416	25,161
Allowance for doubtful accounts receivable	89	(173)	721
Loss on inventory write-off	1,281	2,535	863
Loss on receiver parts- purchase commitments	2,364	—	—
Loss on disposition of assets	206	2,204	6,286
Deferred tax benefit	(2,493)	(56,447)	(69,708)
Other	(734)	1,995	(415)
Changes in assets and liabilities:
Accounts receivable and other assets	(3,248)	(5,319)	(10,040)
Accounts payable and accrued expenses	2,067	1,901	(24,113)
Income taxes payable	(16,450)	(2,216)	—
Other liabilities	679	8,229	(8,333)

Net Cash Used in Operating Activities	(106,551)	(104,087)	(103,571)

Cash Flows from Investing Activities
Purchase of property and equipment	(1,945)	(6,032)	(14,365)
Purchase of satellite and related systems	(7,890)	(3,585)	(2,724)
Purchase of marketable securities	(188,447)	(351,758)	(655,843)
Sales/maturities of marketable securities	326,341	452,912	416,795
Increase in restricted cash, net	(443)	(1,281)	(2,813)

Net Cash Provided by (Used in) Investing Activities	127,616	90,256	(258,950)

Cash Flows from Financing Activities
Redemption of Convertible Debt	(50,000)	—	—
Proceeds from short-term borrowings and notes payable	—	400	—
Proceeds from stock option exercises	3,676	3,646	—
Proceeds from warrant exercises	547	—	—
Payment of withholding taxes on restricted stock vesting, net	(1,458)	—	—
Contributions from minority partners	810	304	—
Proceeds from the sale of common stock	—	—	268,090
Costs incurred for the sale of common stock	—	(199)	(23,180)

Net Cash (Used in) Provided by Financing Activities	(46,425)	4,151	244,910

Net Decrease in Cash and Cash Equivalents	(25,360)	(9,680)	(117,611)
Net Effect of Foreign Exchange Rates on Cash and Cash Equivalents	1,392	320	174
Cash and Cash Equivalents, beginning of year	27,565	36,925	154,362

Cash and Cash Equivalents, end of year	3,597	$27,565	$36,925

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$11,283	$7,750	$5,884
Cash paid for income taxes	$17,164	$2,800	$—
Long-term debt converted to equity	$7,688	$—	$—
Issuance of warrants	$7,011	$—	$—
FIN No. 48 transitional liability	$2,904	$—	$—

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

Going Concern and Liquidity

The Consolidated Financial Statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. The Company has incurred substantial net losses of $169.5 million and $128.6 million for the fiscal years ended 2007 and 2006, respectively, has an accumulated deficit as of December 31, 2007 of approximately $2,494 million and expects to continue incurring losses for the foreseeable future. The cash and marketable securities on hand at December 31, 2007 and 2006 were $3.6 million and $165.4 million, respectively. The cash as of December 31, 2007 and 2006 consisted mainly of remaining proceeds from the issuance of the common stock through our IPO in 2005. These proceeds, net of transaction expenses, were used to fund marketing, subscriber management, content development, capital expenditures (including the roll-out of terrestrial repeater networks), working capital needs to support the growth of its subscriber base in India and provide developmental funding in Western Europe, China and other additional markets. As such, the Company must raise substantial additional capital during 2008 in order to continue its current level of operations and to pursue its business plan. Based upon our current plans, we estimate that our cash and cash equivalents will not be sufficient to cover our estimated funding needs for 2008. With a view to increasing future operating liquidity and augment its capital resources, the Company is currently in discussions to raise additional funds to meet our needs.

In June 2007, the Company entered into a restructuring agreement with the holders of 5%, $155 million Convertible Notes. The agreement calls for certain cash payments, senior secured notes, amended convertible notes and warrants at different maturity dates. (Refer to Note C—Debt, Convertible Promissory Notes Restructuring). In December 2007, the Company entered into an agreement for $40 million financing facility (Refer to Note C—Debt, Yenura Financing) . However, it has not secured any additional commitments for new financing at this time nor can it provide any assurance that new financing will be available on commercially acceptable terms, if at all. If the Company is unable to secure additional capital, it will be required to curtail its operations and if these measures fail, it may not be able to continue its business. Curtailment of operations would cause significant delays in the Company’s efforts to introduce its products to market which is critical to the realization of its business plan and the future operations of the Company.

The Company is also subject to certain business risks associated with operating a satellite-based broadcasting company including, but not limited to, in-orbit failures, regulatory compliance, and additional challenges such as developing successful satellite receiver and subscription sales programs adequate to fund operations, developing program content acceptable to and desired by its target audiences and assuring the availability of appropriate levels of satellite radio receivers. There can be no assurances as to when, or if, the Company will be successful in meeting these challenges, some of which are not under its control.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Consolidated Financial Statements do not give effect to any adjustments to record amounts and their classifications, which would be necessary should the Company be unable to continue as a going concern and therefore, be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the Consolidated Financial Statements.

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

Accounts Receivable

The Company records accounts receivable at the invoiced amount. The Company provides for an allowance for doubtful accounts equal to the estimated uncollectible receivables. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. The Company has recorded an allowance for doubtful accounts of $1,190,000 and $1,302,000 at December 31, 2007 and 2006, respectively.

Foreign Currency Translation

Assets and liabilities were translated into U.S. dollars at the exchange rates in effect as of the respective balance sheet dates. Revenues and expenses were translated into U.S. dollars at the average exchange rates in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of December 31, 2007, the Company has transferred the balances of its marketable securities to its cash accounts for operational use.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents

All liquid investments, defined as having initial maturities of three months or less, have been classified as cash equivalents. Cash equivalents, as of December 31, 2007 and 2006, consisted primarily of demand deposits and money market instruments. Cash balances in individual banks exceed insurable amounts.

Restricted Cash and Investments

Cash and investments that are deposited with a lessor or committed to support letters-of-credit issued pursuant to lease agreements have been classified as restricted cash and investments in the accompanying consolidated balance sheets.

Inventories

Inventories are stated at the lower of cost or market value using the first in, first out (FIFO) method of accounting. Inventories primarily consist of satellite radio receivers manufactured to the Company’s specifications by independent third parties. Provisions in the amount of $4,799,000 and $3,518,000 have been recognized at December 31, 2007 and 2006, respectively, to reduce excess or obsolete inventories to their estimated net realizable value. The Company periodically evaluates inventory levels on hand as to potential obsolescence based on current and future selling prices.

Pre-Production Design and Development Costs

The Company entered into agreements to reimburse vendors for certain costs related to pre-production design and development of new receiver models. The Company treated these costs as fixed in nature and will subsequently be amortized as cost of equipment over the units specified in the production agreement. The Company follows the guidance provided under Emerging Issues Task Force (“EITF”) Issue No. 99-5, “Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements” for recognizing and amortizing such costs. During 2007, the Company switched to a standardized European technology which required the Company to redirect its resources in the design and development of new receiver models. As a result, the Company has written off all pre-production design and development costs associated with the initial receiver models under development. These costs of approximately $2.4 million have been recorded to Research and Development in the income statement.

As the Company incurs pre-production design and developments costs related to the new receivers, they will be accounted for Under EITF No. 99-5, “Accounting for Pre-production Costs Related to Long-Term supply Arrangements. As of December 31, 2007 no costs have been recognized in the accompanying balance sheet.

Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2007	2006
Computers and equipment	$23,925	$20,879
Furniture and fixtures	4,541	2,796
Leasehold improvements	14,654	18,090

	43,120	41,765
Less: accumulated depreciation and amortization	(28,461)	(24,799)

	$14,659	$16,966

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company applied the guidance provided under Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The Company capitalized the costs during the “application development stage” related to the Company-wide implementation of an “Enterprise Resource Planning” application after the Company authorized the funding for such purpose. The capitalized costs include external direct costs of materials and services incurred during the implementation. For the year ended December 31, 2007, the costs associated with this implementation were approximately $3.3 million, and are included in “Computers and equipment”.

Satellites and Related Systems

Satellites and related systems consisted of the following (in thousands):

	December 31,
	2007	2006
Satellites	$603,568	$603,568
Ground segment	81,819	81,567
Satellites and related systems under construction	61,407	53,769

	746,794	738,904
Less: accumulated depreciation and amortization	(448,291)	(393,079)

	$298,503	$345,825

Expenditures relating to the development and construction of satellites and related systems consist of satellite design, manufacture, launch, launch insurance, and ground system design and construction. Interest costs related to financing satellites and related systems under construction are capitalized and included in the costs of construction. There was no interest capitalized during the years ended December 31, 2007 and 2006. Estimated lives of satellites and related systems are as follows:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During 2005, the Company recorded a $3.0 million loss for a defective battery for its fourth satellite. The write-off is included in depreciation expense in the accompanying consolidated statement of operations as of December 31, 2005. In the first quarter of 2003, the Company filed a notice of loss relating to a progressive degradation problem with the solar array output power of its AfriStar satellite which Management withdrew in April 2005. The Company has determined that the satellite will continue to function through the end of its estimated useful life; therefore, no adjustment has been made to its useful life. The Company will continue to monitor this situation carefully with the aid of the satellite manufacturer, and may adjust the estimated useful life of this satellite based on future information. Management believes its remaining investment in long lived assets is fully recoverable and no further adjustment for impairment is warranted. However, due to events and circumstances not necessarily under the Company’s control, such as changes in technology, regulatory actions, the availability of financing sufficient to enable the execution of management’s business plan, and the competitive environment, it is possible that material reductions in the carrying value of long-lived assets may be required in the future.

Deferred Rent Expense

It is the Company’s policy to allocate the total cost of leasing space, including rent abatements and fixed or scheduled increases in rent, over the life of the lease on a straight-line basis in accordance with the provisions of SFAS 13, “Accounting for Leases”. Differences between rent expense recognized and rent paid are carried in the balance sheet as deferred rent.

Accounts Payable and Accrued Expenses

Our accounts payable and accrued expenses consist of the following (in thousands):

	2007	2006
Accounts payable—trade	$7,605	$3,506
Accounts payable- Satellite sub-contractor and related	2,000	2,000
Accounts payable- other	13,372	10,764
Accrued payroll related costs	4,929	5,469
Deferred revenue	6,641	3,642
Other current liabilities	3,399	4,172
Accrued expenses—other	447	6,773

Total accounts payable and accrued expenses	$38,393	$36,326

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Financing Costs

On June 1, 2007, the Company agreed with the holders of our $155 million convertible notes on the terms of a partial redemption and exchange of the currently outstanding convertible notes (Restructuring) as described in Note C—Debt. As a result, the Company expensed the remaining deferred financing costs of $1l.5 million which is recorded in Other Expense on the financial statements. Amortization of deferred financing costs was $1.5 million, $1.5 million and $1.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

For the year ended December 31, 2005, the Company had a stock-based employee compensation plan. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company adopted the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123. A pro-forma disclosure for outstanding awards accounted for under the intrinsic value method of Opinion 25 method during 2005 and is not disclosed since the Company used minimum value method to account for stock based awards in the fiscal year 2005 and the Company’s common stock was not publicly traded until 2005.

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

At December 31, 2007, the Company has a stock-based employee compensation plan which is described below. The compensation cost charged against income under the plan was $4.8 million and $11.4 million for the fiscal years ending December 31, 2007 and 2006, respectively. The actual tax benefit realized in the income statement for share-based compensation arrangements was $4.9 million for the fiscal years ending December 31, 2007.

2005 Incentive Award Plan

On July 7, 2005, the Company’s shareholders approved the 2005 Incentive Award Plan (‘The Plan’). The Plan provides for the grant of up to 5,625,000 shares of our Class A Common Stock for stock based

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	2007	2006
Expected volatility	72% – 98%	86% – 100%
Weighted-average volatility	84%	96%
Expected dividends	0%	0%
Risk-free rate	4.67%	4.3%
Expected term	6.0 years	6.0 years

Stock Appreciation Rights (SARS)

On April 9, 2007, the Company granted 2,764,200 units of stock appreciation rights (“SARS”) to employees and directors of the Company under the Plan. For the year ended December 31, 2007, of the $4.8 million stock based compensation recorded in income statement, $1.54 million related to SARS. These SARS vest equally over a period of three years from the grant date and have a weighted-average grant date fair value per unit of $2.48. The SARS can only be net-share settled.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of option activity:

Summary of the status of the Company’s stock option awards, inclusive of awards granted and fully vested prior to the Plan including SARS as of January 1, 2007 and changes during the fiscal year ending December 31, 2007 is presented below:

	Number of options	Weighted average exercise price	Weighted average contractual life remaining	Aggregate intrinsic value
Non-qualified stock options:
Outstanding as of January 1, 2005	17,699,292	$6.26
Exercised	(184,625)	6.23
Granted	44,485	15.21

Balance, December 31, 2005	17,559,152	$6.28
Granted	1,206,028	6.28
Exercised	(919,517)	3.95
Expired	(601,832)	5.55

Balance, December 31, 2006	17,243,831	$5.86
Granted	2,764,200	4.79
Exercised	(1,299,217)	4.47
Forfeited/expired	(1,288,631)	4.62

Outstanding at December 31, 2007	17,420,183	$6.16	4.06	$5,620

Exercisable at December 31, 2007	13,861,874	$6.95	2.79	$5,620

The weighted-average grant-date fair value of options granted during the fiscal year ending December 31, 2007 was $2.48. The total grant-date fair value of all stock based awards issued during the fiscal year ending December 31, 2007 was $7.1 million of which $6.6 million was related to the stock option awards.

Cash received from the exercise of stock options under all share-based payment arrangements for the fiscal year ending December 31, 2007 and 2006 was $3.7 million and $3.6 million, respectively. The actual tax benefit realized for the tax deductions from option exercise of the share-based arrangements totaled $4.9 million, for fiscal year ending December 31, 2007.

Summary of the status of the Company’s non-vested restricted share awards and units as of January 1, 2007 and changes during the fiscal year ending December 31, 2007 is presented below:

	Shares	Aggregate Grant Date Fair Value	Weighted average grant date fair value
Nonvested restricted shares:
Nonvested at December 31, 2004	—	$—	$—
Granted	1,842,133	$38,666,372	20.99
Nonvested at December 31, 2005	1,842,133	$38,666,372	$20.99

Granted	437,597	$2,916,723	6.67
Vested	(594,547)	$(12,479,542)	20.99
Forfeited/Expired	(84,448)	$(1,772,564)	20.99

Nonvested at December 31, 2006	1,600,735	$27,330,990	$17.07
Granted	75,453	$275,144	3.65
Vested	(669,968)	$(13,853,982)	20.68
Forfeited/Expired	(463,326)	$(9,596,732)	20.71

Nonvested at December 31, 2007	542,894	$4,155,420	$7.65

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of the status of the Company’s non-vested stock options as of January 1, 2007 and changes during the fiscal year ending December 31, 2007 is presented below:

	Shares	Aggregate Grant Date Fair Value	Weighted average grant date fair value
Nonvested stock options:
Nonvested at December 31, 2004
Granted	44,485	$431,109	$9.69

Nonvested at December 31, 2005	44,485	$431,109	$9.69
Granted	1,206,028	5,169,535	4.29
Vested	(265,493)	(661,712)	2.49
Forfeited	(14,922)	136,568	9.15

Nonvested at December 31, 2006	970,098	$4,802,364	$4.95
Granted	2,764,200	6,893,420	2.49
Vested	(71,962)	(612,555)	8.51
Forfeited	(104,025)	(525,195)	5.05

Nonvested at December 31, 2007	3,558,311	$10,558,033	$2.97

As of December 31, 2007, there was $8.8 million of total unrecognized compensation related to restricted stock awards, units and options, including SARS granted under the plan. That cost is expected to be recognized over a weighted-average period of 1.78 years.

Warrant issued to XM Satellite Radio

On July 18, 2005, the Company issued to XM Satellite Radio (“XM”) 1,562,500 shares of Class A Common Stock for an aggregate purchase price of $25 million. In connection with this transaction, the Company entered into a global satellite radio cooperation agreement on receiver technology, terrestrial repeater technology, OEM and third party distribution relationships, content opportunities and new applications and services. In connection with this transaction, the Company also granted to XM, a performance-based warrant to purchase 1,785,714 shares of Class A Common Stock. This warrant expires on July 17, 2008. However, during fiscal year ending December 31, 2006, the Company determined that due to technological differences in developing customized chip-set and terrestrial repeater networks, the likelihood of warrants vesting to XM is not probable. As a result, the company reversed in fiscal year December 31, 2006, the $625,000 of Research and Development expense recorded earlier.

Research and Development Costs

Research and development costs are charged to expense as incurred.

Advertising

Advertising costs are charged to expense as incurred, and are included in selling and marketing expenses. The Company incurred advertising expense of $6.1 million, $17.6 million and $12.6 million for the years ending December 31, 2007, 2006 and 2005, respectively. These expenses include promotions, advertising, event marketing, creative services, commissions and certain other marketing expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities, the financial reporting amounts at each year-end, and operating loss carry-forwards, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. Refer to Note I—Income Taxes, for further discussion.

Net Loss Per Share

The Company calculates basic and diluted loss per share in accordance with SFAS 128, “Earnings Per Share.”. Basic loss per share is computed by dividing net loss by the weighted-average number of outstanding shares of common stock. Diluted loss per share is computed by dividing net loss by the weighted-average number of shares adjusted for the potential dilution that could occur if stock options, warrants and other convertible securities were exercised or converted into common stock.

For the years ended December 31, 2007, 2006 and 2005, options, restricted stock awards, restricted stock units, SSARS, warrants and other convertible securities to purchase 34.2 million, 32.6 million and 32.7 million shares of common stock, respectively, were outstanding, but not included in the computation of diluted earnings per share, because the effect would have been anti-dilutive.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentration of Credit Risk

In the years ended December 31, 2007, 2006 and 2005, the Company had revenue from the contractors and sub-contractors of various U.S. Government agencies and divisions of approximately $0.07 million, $1.1 million and $1.8 million, representing, 0.1 percent, 7.2 percent and 15.4 percent of total revenue, respectively.

NOTE C—DEBT

Long-Term Debt

Long Term Debt at December 31, 2007 and 2006 consisted of the following (in thousands):

	December 31, 2007	December 31, 2006

Senior Secured Notes	$44,997	$—
Convertible Notes	52,394	155,000
Discount on Long-Term Debt	(4,934)	(32)
Loss on Debt Extinguishment	1,156	—
Notes Payable	400	400

	$94,013	$155,368
Current portion of Long Term Debt	(27,500)	—

Long Term Debt	$66,513	$155,368

Convertible Promissory Notes Restructuring

In December 2004, the Company raised $142 million ($155 million, less $13 million in issuance costs) by issuing $155 million of 5 percent convertible promissory notes to several investors. The convertible promissory notes were due to mature on December 31, 2014, and were convertible into reserved Class A shares of the Company’s common stock at $13.52 per share, subject to certain adjustments as defined in the promissory note agreements. Interest payments were due quarterly beginning on March 31, 2005.

On June 1, 2007, the Company entered into an agreement with the holders of our $155 million convertible notes to affect a partial redemption and exchange of the currently outstanding convertible notes (Restructuring). The Restructuring agreement has two elements: cash redemption of part of the principal amount of the convertible notes; and issuance of new notes (senior secured and convertible) and warrants in exchange for the unredeemed portion of the new notes. The Company repaid $50 million principal amount of the existing notes for cash and exchanged the remaining $105 million principal amount of the existing notes for:

(i)	Senior secured notes in the aggregate principal amount of $45 million, with a maturity of 3 years secured by a first priority lien on the Company’s assets. The senior secured notes accrue interest at the rate of London Inter Bank Offering Rate (“LIBOR”) plus 650 basis points per year and have a mandatory principal repayment of $27.5 million on the first anniversary of the closing date of the transaction. The senior secured notes also require mandatory principal repayment out of the net proceeds of any debt or equity financing, certain excess cash flow, or sale of assets or casualty loss, subject to customary exceptions. In December 2007, the Company entered into a facility agreement with Yenura Pte Ltd (see Yenura financing) for a $40 million credit facility. A mandatory repayment requirement under the senior secured notes would have required us to pay down the entire proceeds of the Yenura facility. We obtained agreement from the holders of these senior secured notes to pay down $9.8 million of the outstanding balance plus accrued interest under the senior secured notes in connection with the Yenura facility. Accordingly, $10 million was paid on January 31, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(ii)	Amended and restated secured convertible notes in the principal amount of $60 million, with a maturity of three years secured by a second priority lien on the Company’s assets. The amended and restated convertible notes have an interest rate of 8 percent per annum and are convertible into 14.1 million shares of our Class A common stock, at the option of the note-holders, at a price of $4.25 per share. Under the terms of agreement, the Company has right to redeem all the outstanding convertible notes at any time after the second anniversary (eligibility date) if the weighted average price of shares of Class A Common Stock exceeds 200% of conversion price on the commitment date for ten consecutive trading days following the eligibility date at price which is thirty days after its delivery of a mandatory redemption notice to the holders of secured convertible notes. The Company is also required to reserve out of its authorized and unissued shares of Class A Common Stock a number of shares equal to 120% of outstanding convertible notes from time to time necessary to effect the conversion.

(iii)	The issuance of warrants to purchase 2.65 million shares of our Class A common stock, with an exercise price of $4.25 per share. The warrants are fully vested and exercisable immediately. The warrants expire five years from the date of issuance. The warrants were valued under Black-Scholes methodology as of the grant date. The Company computed fair value of $2.65 per warrant for a total of approximately $7 million. This amount will be amortized over a period of three years corresponding to terms of convertibility of secured and convertible notes as a discount on long-term debt. The following assumptions were used to determine the fair value of warrants using the Black-Scholes valuation model: a term of five years, risk-free rate of 4.67%, volatility of 84%, and dividend yield of zero. The Company recognized $2.1 million of this discount during the year ended December 31, 2007 as additional interest expense in the financial statements. In accordance with EITF No. 00-27, “Application of EITF 98-5: “Accounting for Convertible Securities with Beneficial Conversion Features or Adjustable Conversion Ratios”,” the value assigned to Notes and the Warrants were allocated based on their relative fair values. The value of Warrants was recorded as additional paid-in-capital and reduced the carrying value of the Notes. The Company did not record any value towards beneficial conversion feature in accordance with EITF 98-5, since the fair market value of the common stock was less than the conversion price as on the commitment date.

The Company paid all accrued interest on the existing notes of $1.3 million, paid and reimbursed $1.2 million for all reasonable out-of-pocket costs and expenses incurred during this restructuring process, and a $3.0 million restructuring fee to its advisor.

The Company accounted for the restructuring of these notes as debt extinguishment in accordance with EITF 96-16 “Debtor’s Accounting for Modification or Exchange of Debt Instrustments”. We recorded a loss of $1.4 million, which represents the difference between the fair value and carrying value of the restructured notes. Additionally, we also capitalized approximately $4.3 million in costs, primarily legal and investment advisor fees, associate with this transaction. These costs are amortized over the term of the notes of three years. As of December 31,2007 the unamortized balance on these deferred financing costs is $ 3.4 million. The unamortized deferred financing costs of $ 11.5 million associated with the old notes were written off.

For the year ended December 2007, certain holders of the convertible notes elected to convert principal debt and related interest of $7.7 million into 1.8 million shares of the Company’s Class A Common Stock. The effect of this conversion reduced principal Convertible Debt and accrued interest and increased the issued and outstanding shares of the Company’s Class A Common Stock.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Notes Payable

In June 2006, the Company received $200,000 from the Montgomery County of the State of Maryland under the Economic Development Fund as a contingent loan. This loan could be converted into a grant if the Company maintains a specified number of employees on a particular maturity date and is in compliance with certain other terms of the agreement. The loan has a 5% annual interest rate. At December 31, 2007, under the terms of the loan, the Company was contingently obligated to repay the loan principal together with accrued interest.

In August 2006, the Company received $200,000 from the Department of Business and Economic Development of the State of Maryland as a contingent loan. This loan could be converted into a grant if the Company maintains a specified number of employees on a particular maturity date and is in compliance with certain other terms of the agreement. The loan has a 3% annual interest rate. At December 31, 2007, under the terms of the loan, the Company was contingently obligated to repay the loan principal together with accrued interest.

Yenura Financing

On December 31, 2007, the Company entered into a facility agreement with Yenura Pte Ltd. (Yenura) (Refer to Note E Related-Party Transactions) in which Yenura agreed to make available up to $40 million from time to time pursuant to draw down notices issued on or prior to January 31, 2008, in consideration for the issuance of certain subordinated convertible notes. Yenura has been slow in making the full amount available to the Company and consequently, as of March 31, 2008, the Company has drawn $19.2 million of the $40 million. The subordinated convertible notes issued on draw downs mature on January 3, 2013 and accrue interest at the rate of 8% per year and shall be payable in arrears with the first interest date being January 15, 2009. The convertible notes shall be convertible at the option of the note holders into shares of Class A Common Stock. The conversion amount shall be calculated as the portion of the principal drawdown plus any accrued and unpaid interest and late charges. The conversion rate will be $4.25 per share.

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

Under the Restructuring Agreements, the ongoing obligations of the Company to the lender were set forth in a separate Royalty Arrangement (Royalty Agreement), under which the Company is required to pay the lender

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10 percent of earnings before interest, taxes, depreciation, and amortization, if any, for each year through 2015 in exchange for the lender releasing all claims. The Company is subject to certain covenants regarding the disposition of assets, reporting, and distributions or payments to certain of the current shareholders. The Royalty Agreement also requires the Company to have a segregated reserve, to be funded each quarter in any year in which payment under the Royalty Agreement is projected, at the rate of 25 percent of the estimated annual payment. In addition, 80 percent of the annual payment is required to be made within 60 days after year-end, and the remaining portion within 180 days following year-end. Even though management is satisfied that the debt may not be reinstated, in accordance with SFAS No. 15, Accounting by Debtors and Creditors for Trouble Debt Restructuring, the debt restructuring is not considered an extinguishment of debt because the future payments under the agreement are indeterminate. Accordingly, the carrying value of the debt and accrued interest of $1,814 million has been reclassified as a contingent royalty obligation on the accompanying balance sheet at December 31, 2007 and 2006. The obligation will be reduced by the future payments made under the Royalty Agreement and will remain on the Company’s balance sheet until 2015; the last year payment under the Royalty Agreement is required.

NOTE D—COMMON STOCK

During December 2004, upon incorporation in Delaware, the Company’s Board of Directors authorized the issuance of Class A and Class B Common Stock. The Company converted 2,987,506 shares of common stock held, directly or indirectly, by the Company’s CEO to Class B Common Stock and the remaining 2,797,368 shares of outstanding common stock converted to Class A Common Stock. On December 31, 2004, Yenura, which is controlled by Mr. Samara, was issued 17,426,443 shares of Class B Common Stock in exchange for the assumption and cancellation of debt as described in Note C—Debt.

During 2005, the Company and its Board of Director’s converted 2,987,506 Class B Common Stock controlled by Mr. Samara into 2,987,506 shares of Class A Common Stock.

On August 24, 2006, the Company received notice from The Nasdaq Stock Market (“NASDAQ”) that for the last ten consecutive trading days, the market value of the Company’s Class A Common Stock had been below the minimum $50,000,000 requirement for continued inclusion on The Nasdaq Global Market under Marketplace Rule 4450(b)(1)(A). In response to this notification, the Company and Yenura Pte. Ltd., the Company’s largest stockholder, agreed that Yenura would exchange its equity holdings in the Company consisting of all of the outstanding shares of the Company’s Class B Common Stock, par value, $.01 per share, for shares of Class A Common Stock. The exchange was on a share-for-share basis. This transaction resulted in the issuance of an additional 17,426,443 shares of Class A Common Stock which are listed in The Nasdaq Global Market. The Company received a letter from NASDAQ on August 24, 2006 indicating that such required minimum market value has been achieved.

Rights and Privileges of Common Stock

As provided in the Company’s certificate of incorporation, holders of shares of Class A are entitled to vote as one class on all corporate matters with the exception of amendments to the Certificate of Incorporation that relate solely to the terms of one or more series of outstanding preferred stock. As of December 31, 2007, no preferred stock or Class B Common Stock was issued or outstanding.

Class A Common Stock

On June 23, 2005, the Company’s Board of Directors approved a proposed amendment to the Company’s Certificate of Incorporation increasing authorized Class A shares to 200 million on a post-split basis. On July 7, 2005, the proposed amendment received shareholder approval.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reverse Stock Split

On June 23, 2005, the Company’s Board of Directors also approved a proposed amendment to the Company’s Certificate of Incorporation, affecting a 1.6 to 1.0 reverse stock split in the Company’s outstanding Class A and Class B common stock. On July 7, 2005, the proposed amendment received shareholder approval. As a result of the reverse stock split, all share and per share amounts have been adjusted.

XM Satellite Radio Transaction

On July 18, 2005, the Company issued to XM 1,562,500 shares of Class A common stock for an aggregate purchase price of $25 million. The Company also issued to XM a warrant to purchase an aggregate number of shares of Class A common stock equal to $37.5 million. In connection with the transaction, the Company appointed to its Board of Directors, Gary M. Parsons, the Chairman of XM’s Board of Directors. On October 18, 2006, Gary M. Parsons resigned as a director of the Company. In resigning, Mr. Parsons stated that, in order to focus more of his attention on his primary responsibilities as Chairman of XM Satellite Radio Holdings Inc. (“XM”), he was reducing his outside areas of responsibility. Pursuant to a Stockholders Agreement dated as of July 18, 2005 between the Company and XM, XM has the right, until the Company’s 2008 Annual Meeting of Stockholders, to designate a director to serve on the Company’s board of directors.

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

NOTE E—RELATED-PARTY TRANSACTIONS

The Company in December 2007 secured a $40 million financing facility from Yenura Pte. Ltd., a company controlled by Noah Samara, chairman and CEO of WorldSpace. Yenura is a special purpose entity established by Mr. Samara and Mr. Salah Idris to invest in WorldSpace. Mr. Samara holds all of the voting shares in Yenura. Mr. Idris, through his ownership of non-voting shares holds the major economic interest in Yenura. The Company did not draw funds on this facility in 2007 but has drawn $19.2 million through March 2008. Refer to Note C-Debt, Yenura financing for further discussion.

In 2005, the Company entered into a global satellite radio cooperation agreement with XM Satellite Radio (“XM”) pursuant to which both parties agreed to cooperate with one another on receiver technology, terrestrial repeater technology, OEM and third party distribution relationships, content opportunities and new applications and technologies. The Company also issued 1,562,500 shares of Class A Common Stock for an aggregate amount

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of $25 million. In addition, pursuant to a stockholders agreement among Noah Samara, our Chairman, certain entities controlled by Mr. Samara, XM and ourselves, Gary Parsons, the Chairman of the board of directors of XM, was elected to our board of directors and served as a director through October 18, 2006. In connection with this transaction, we also granted to XM a performance-based warrant to purchase 1,785,714 shares of Class A Common Stock. The warrant will expire on August 8, 2008. During the fiscal year ending December 31, 2006, the Company determined that due to technological differences in developing customized chip-set and terrestrial repeater networks, the likelihood of warrants vesting to XM is not probable and as a result, reversed $0.6 million in research and development expense.

The Company entered into a technology licensing agreement to use certain technology comprised of patents, patent applications, software, databases, know-how and the intellectual property rights. The agreement provides for certain royalty payments after XM achieves certain revenue and subscriber targets. The agreement calls for $800,000 payment upon signing the agreement and 25 quarterly payments of $200,000. The Company recorded revenues related to this agreement to an extent of approximately $737,000, $1.0 million and $637,000 for the years ending December 31, 2007, 2006 and 2005, which is included in other revenue in the consolidated statement of operations. The Company was owed $0 and $57,000 by XM as of December 31, 2007 and 2006 respectively. The Company also recorded interest income of approximately $394,000 each year during the three year period ended December 31, 2007, respectively.

NOTE F—COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space under various non-cancelable operating leases that expire through 2016. The minimum annual rental commitments under non-cancelable leases as of December 31, 2007 (in thousands), are as follows:

2008	$4,056
2009	3,766
2010	3,810
2011	3,731
2012	3,497
Thereafter	11,369

Total lease commitments	30229
Less: Sublease rental income	(6,547)

$23,682

Rent expense was approximately $4.1 million, $4.7 million and $6.3 million for the years ended December 31, 2007, 2006 and 2005, respectively. As security for three of its lease commitments, the Company issued letters-of-credit in the amount of $4.1 million to the lessors. This cash is held in interest-bearing accounts and has been included in restricted cash and investments in the accompanying consolidated balance sheets.

On May 18, 2005, the Company entered into a lease Agreement (Agreement) to relocate its Washington D.C. Headquarters to Silver Spring, Maryland. The lease term is for eleven years commencing on September 1, 2005. On October 21, 2005, the Company’s Silver Spring Headquarters office lease was amended whereby the Company leased an additional 20,130 sq. ft. on the 6th and 7th floors. The Agreements called for a security deposit in the amount of $3.5 million, which is recorded as restricted cash in the accompanying consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On July 18, 2006, the Company entered into an agreement with Acorn, pursuant to which 8,402 sq. foot of excess office space in our Headquarters in Silver Spring, Maryland was subleased. The total minimum lease payments receivable under this agreement is $1.6 million over a period of 60 months. These total minimum lease payments receivable from Acorn are included as “Sublease rental income” in the table presented above.

On December 21, 2006, the Company entered into an agreement with Prologis, pursuant to which 4,507 sq. foot of excess office space in our Headquarters in Silver Spring, Maryland was subleased. The total minimum lease payments receivable under this agreement is $0.7 million over a period of 60 months, starting January 1, 2007. These total minimum lease payments receivable from Prologis are included as “Sublease rental income” in the table presented above.

On October 1, 2007, the Company entered into an agreement with Syncom, pursuant to which 6,393 sq. foot of excess office space in our Headquarters in Silver Spring, Maryland was subleased. The total minimum lease payments receivable under this agreement is $1.1 million over a period of 60 months, starting October 1, 2007. These total minimum lease payments receivable from Syncom are included as “Sublease rental income” in the table presented above.

On December 31, 2007, the Company entered into an agreement, subject to the Board of Director’s approval, with three subtenants, pursuant to which 4,662 sq. foot of excess office space in our Headquarters in Melbourne, Australia was subleased. The total minimum lease payments receivable under this agreement is $3.6 million over a period of 84 months, starting January 1, 2008. These total minimum lease payments receivable are included as “Sublease rental income” in the table presented above.

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

Contribution of Satellite Capacity

The Company has entered into a gifting agreement with First Voice International; a nonprofit Washington, D.C. corporation recognized under the U.S. tax laws as a charitable corporation (First Voice). Under this agreement, the Company gifted to First Voice five percent of the capacity for the AfriStar and AsiaStar satellites

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for social welfare and human development use. The gifting was for the remaining life of the satellites, subject to five-year reviews by WorldSpace to ensure First Voice’s performance in making social welfare contributions in the coverage area of the satellites. Additionally, the Company agreed to provide uplink service to the satellites on a gifted basis for at least the first two years of the gifting agreement’s term. The Company values the services provided during 2007, 2006 and 2005 at approximately $3.8 million, $3.9 million, $2.7 million, respectively, which is not recorded in the Company’s financial statements. The Company’s Chairman and CEO is also the Chairman of First Voice.

Design and Production Agreement

The Company is committed to purchasing 722,445 satellite radio receiver chipsets for approximately $18.2 million as of December 31, 2007. The chipsets have not been purchased as of December 31, 2007. The Company has recorded a liability equal to the excess of the aggregate purchase price over the expected sales price, of $18.2 million at December 31, 2007, and 2006, respectively, as accrued purchase commitment on the accompanying consolidated balance sheets. This increase in liability of approximately $5.0 million in 2006 resulted from an additional accrual to reflect the maximum purchase commitment. This resulted in an expense of an equal amount which is included in year ended December 31, 2006, “Cost of Equipment” in our Consolidated Statements of Operations.

New Systems Implementation

The Company entered into an agreement with a systems integrator to implement a global enterprise resource planning (ERP) application to effectively manage the financial, accounting, materials management and human resources processes as well as a global customer care and billing application to manage sales, customer care, billing and marketing processes. The Company formally completed the implementation during the three months ended September 30, 2006. The total cost of implementing the financial, accounting, inventory, global customer care and billing systems was $3.3 million. In February 2006, the Company also signed an agreement with the vendors of the ERP system which provides for maintenance, enhancements, upgrades and technical support for 35 months at a total cost of $1.7 million to be paid in equal monthly installments.

NOTE G—SATELLITES AND GROUND STATION CONSTRUCTION AGREEMENTS

Contractual Agreements

On January 21, 1995, the Company entered into an in-orbit delivery contract (the IOD Contract) with Alcatel Espace (Alcatel), under which Alcatel was to deliver three in-orbit satellites, one ground spare satellite, ground stations, mission control stations, and related documentation and training. Alcatel was also obligated to provide launch services and launch insurance for the three in-orbit satellites. The risk of loss of each satellite transfers to the Company after the successful first eclipse following launch. For launched satellites, title to each satellite passes to the Company after the satellite has been placed in orbit and the Company has completed an in-orbit acceptance review. In July 1999, the Company decided to delay the construction of the ground spare satellite. As a result, the Company has incurred, and will continue to incur, costs related to storage and resuming construction (if that decision is made). In January 2001, the Company decided to accept the third satellite constructed by Alcatel under the IOD Contract on the ground rather than in orbit. The third satellite is also now in storage and title passed to the Company during the first quarter of 2005. During the year ended December 31, 2007, 2006 and 2005, $0.9 million, $.9 million and $1.1 million, respectively, was charged to expenses relating to storage for these two satellites.

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

NOTE H—EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution plan (Plan) that covers all eligible employees provided that certain service requirements are met. Participants may elect to contribute a specified portion of their salary to the Plan on a tax-deferred basis. The Company makes discretionary matching contributions to the Plan up to 3% of the employee’s annual salary. For the years ended December 31, 2007, 2006 and 2005, the Company contributed to the Plan $327,000, $271,000 and $103,000, respectively.

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

The significant components of the Company’s income tax provision (benefit) are as follows (in thousands):

	December 31,
	2007	2006	2005
Current Provision
Federal	$(688)	$(1,960)	$—
State	108	83	47
Foreign	1,017	2,393	—

Total	$437	$516	$47

Deferred Provision
Federal	$(8,920)	$(48,185)	$(37,411)
State	2,068	(10,362)	(27,265)
Foreign	3,922	1,584	(5,031)

Total	$(2,930)	$(56,963)	$(69,707)

Total	$(2,493)	$(56,447)	$(69,660)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reconciliation between the Company’s statutory tax rate and the effective tax rates is as follows:

	December 31,
	2007	2006	2005
U.S. federal statutory rate	(35.00)%	(35.00)%	(35.00)%
State income taxes, net of federal benefit	(4.19)	(4.25)	(4.07)
Withholding taxes	(0.38)	(1.06)	0.00
Change in tax rates	0.80	—	(7.78)
Stock compensation	3.20	5.81	0.11
Sec. 162(m) limitation	0.13	0.99	—
Foreign rate differential	0.37	0.14	0.18
Change in valuation allowance	32.62	0.56	(15.70)
Adjustment of foreign NOL’s	—	2.63	15.16
Non-deductible interest	0.86	0.73	0.50
Other	0.14	(1.06)	0.02

Effective tax rate	(1.45)%	(30.51)%	(46.58)%

As of December 31, 2007 and 2006, the significant components of deferred taxes are as follows (in thousands):

	December 31,
	2007	2006
Deferred Tax Assets (in thousands):
Unrealized inventory loss	$2,573	$2,028
Stock option compensation	50,494	55,271
Other	8,515	538
Net operating losses	118,768	81,271

	180,350	139,108
Less: valuation allowance	(65,111)	(10,690)

Total deferred tax assets	115,239	128,418

Deferred Tax Liabilities:
Depreciation	(115,270)	(133,431)
Accounts receivables	(2,611)	(2,461)
Inter-company receivables	(117,093)	(113,048)
Other	—	—

Total deferred tax liabilities	(234,973)	(248,940)

Net deferred tax liabilities	$(119,734)	$(120,522)

During the twelve month period ended December 31, 2007, the Company recorded an income tax benefit of $2.5 million. As of December 31, 2007, the Company had foreign net operating losses of approximately $46.2 million (net of $5.9 million of unrecognized tax benefit), some of which expire at various dates and some are indefinite. The Company has US net operating losses amounting to approximately $257.8 million, net of $2.2 million of unrecognized tax benefits. Management established a valuation allowance against the benefit of the foreign losses as a result of uncertainty surrounding their ultimate utilization. Due to the Company’s liquidity position, a valuation allowance has been established against the net deferred tax assets in Australia and India. The Company established a valuation allowance on the net U.S. deferred tax assets to the extent that they exceeded any deferred tax liabilities unrelated to inter-company receivables, which are not expected to be settled in the foreseeable future. Since the timing of the reversal of these deferred tax liabilities is indefinite, they were not used as a source of future taxable income to support the realization of U.S. deferred tax assets.

The Company intends to indefinitely reinvest the undistributed 2007 earnings of certain foreign subsidiaries. Accordingly, the annualized effective tax rate applied to the Company’s pre-tax income for the year ended December 31, 2007 did not include any provision for U.S. federal and state taxes on the projected amount of these undistributed 2007 foreign earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. As a result of the implementation of FIN 48, the Company recognized approximately $2.9 million increase in the unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007, balance of retained earnings.

The change in the unrecognized tax benefits is shown in the table below:

2007
Unrecognized tax benefits at 1/1/07	$2,905,327
Increase (decrease) related to positions taken in prior period	1,851,793
Increase (decrease) related to positions taken in current period	—
Increase (decrease) related to settlement with tax authorities	—
Reductions related to expiration of statute of limitations	—

Unrecognized tax benefits at 12/31/07	$4,757,120

As of December 31, 2007, the total amount of unrecognized tax benefits which would affect the effective tax rate, if recognized, was $4.7 million. While the Company does not expect a significant change in its unrecognized tax benefits during the next twelve months, it is possible that there could be an increase of up to $1.7 million, based upon a pending foreign tax examination.

The Company or one of its subsidiaries files income tax returns in the U.S. federal and various state and foreign tax jurisdictions. For income tax returns filed by the Company, the Company is no longer subject to U.S. federal, state and local tax examinations by tax authorities for years before 2004. The Company’s policy is to record interest and penalties related to income taxes in income tax expense.

During 2007, the Company recorded a net reduction to tax expense of approximately $630,000 primarily related to penalties accrued in the U.S. that were abated during 2007.

NOTE J—GEOGRAPHIC AREAS

	Geographical Area Data
	2007	2006	2005
	(in thousands)
Revenues from Customers
United States	$3,368	$4,409	$4,038
France	1,039	1,711	1,880
Kenya	24	1,229	813
South Africa	800	768	1,029
Singapore	30	57	56
India	8,156	7,100	3,418
Other foreign countries	367	337	426

	$13,784	$15,611	$11,660

Long-lived Assets

	2007	2006
United States	$306,727	$359,181
Foreign countries	6,435	3,610

Excludes deferred financing costs, investments in restricted assets and investments in affiliates and other assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE K—QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total for Year
	(in thousands, except share data)
2007
Revenue	$3,046	$3,608	$3,330	$3,800	$13,784
Operating expense	40,589	45,004	38,552	39,358	163,503
Net loss	(35,534)	(51,246)	(36,694)	(46,033)	(169,507)
Net loss per share—basic and diluted	(0.91)	(1.30)	(0.91)	(1.10)	(4.22)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total for Year
	(in thousands, except share data)
2006
Revenue	$3,480	$3,759	$3,343	$5,029	$15,611
Operating expense	49,058	46,855	44,759	57,229	197,901
Net loss	(29,194)	(36,661)	(28,932)	(33,816)	(128,603)
Net loss per share—basic and diluted	(0.79)	(0.98)	(0.77)	(0.89)	(3.44)

NOTE L—SUBSEQUENT EVENTS

As disclosed in Note C—Debt, Yenura financing, Yenura agreed to make available to the Company up to $40 million from time to time pursuant to draw down notices. During the first quarter 2008, the Company has drawn $19.2 million from this financing facility.

In December 2007, the Company received mandatory prepayment waivers from the holders of the senior secured notes in connection with the Yenura Financing agreement. As required in the waiver agreements, the Company made a principal and interest payment of $10 million on January 31, 2008, to the holders of senior secured notes.

Schedule II—Valuation and Qualifying Accounts

WorldSpace, Inc., and Subsidiaries

December 31, 2007, 2006 and 2005

Col. A	Col. B	Col. C Additions		Col. D	Col. E
Description	Balance at beginning of the period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at the end of the period
	(in thousands)
Year Ended December 31, 2005
Allowance for doubtful receivables	$2,530	721	—	(1,776)	1,475
Valuation allowance on inventory	—	983	—	—	983
Valuation allowances on deferred tax assets	33,127	—	—	(23,462)	9,665

Year Ended December 31, 2006
Allowance for doubtful receivables	$1,475	(173)	—	—	1,302
Valuation allowance on inventory	983	2,535	—	—	3,518
Valuation allowances on deferred tax assets	9,665	1,025	—	—	10,690

Year Ended December 31, 2007
Allowance for doubtful receivables	$1,302	89	—	201	1,190
Valuation allowance on inventory	3,518	1,281	—	—	4,799
Valuation allowances on deferred tax assets	10,690	54,421	—	—	65,111

Exhibit Index

Exhibit No.		Description
2.1		Agreement and Plan of Merger dated December 28, 2004, between WorldSpace, Inc., a Maryland corporation, and the Company (filed as Exhibit 2.1 to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

3.1	(a)	Certificate of Incorporation of the Company (filed as Exhibit 3.1(a) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

3.1	(b)	Certificate of Amendment to the Certificate of Incorporation of the Company (filed as Exhibit 3.1(b) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

3.1	(c)	Certificate of Amendment to the Certificate of Incorporation of the Company (filed as Exhibit 3.1(c) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

3.2		By-Laws of the Company as amended (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on November 2, 2007, SEC File No. 000-51466, and incorporated by reference)

4.1		Securities Purchase Agreement dated December 30, 2004 among the Company, WorldSpace, Inc., a Maryland corporation, Highbridge International LLC, Amphora Limited, OZ Master Fund, Ltd., AG Offshore Convertibles, Ltd., AG Domestic Convertibles, L.P., Citadel Equity Fund Ltd., and Citadel Credit Trading Ltd (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

4.2		Registration Rights Agreement dated December 30, 2004 among the Company, Highbridge International LLC, Amphora Limited, OZ Master Fund, Ltd., AG Offshore Convertibles, Ltd., AG Domestic Convertibles, L.P., Citadel Equity Fund Ltd., and Citadel Credit Trading Ltd. (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

4.3		Agreement dated April 13, 2007 among the Company, Highbridge International LLC, OZ Master Fund, Ltd., AG Offshore Convertibles, Ltd., Citadel Equity Fund Ltd. (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on April 16, 2007, SEC File No. 000-51466, and incorporated by reference)

4.4		Registration Rights Agreement dated July 18, 2005 between the Company and XM Satellite Radio Holdings Inc. (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

4.5		Registration Rights Agreement, dated September 12, 2005, between the Company and Alcatel Alenia Space France SAS (filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on September 30, 2005, SEC File No. 000-51466, and incorporated by reference)

4.6		Form of Amendment, Redemption and Exchange Agreement among the Company, Highbridge International LLC, OZ Master Fund, Ltd., AG Offshore Convertibles, Ltd., and Citadel Equity Fund Ltd. (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on June 4, 2007, SEC File No. 000-51466, and incorporated by reference)

4.7		Form of Amended and Restated Secured Convertible Note issued under the Amendment, Redemption and Exchange Agreement (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on June 4, 2007, SEC File No. 000-51466, and incorporated by reference)

4.8		Form of Warrant issued under the Amendment, Redemption and Exchange Agreement (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on June 4, 2007, SEC File No. 000-51466, and incorporated by reference)

Exhibit No.	Description
4.9	Registration Rights Agreement, dated June 1, 2007, among the Company Highbridge International LLC, OZ Master Fund, Ltd., AG Offshore Convertibles, Ltd., and Citadel Equity Fund Ltd. (filed as Exhibit 99.5 to the Company’s Current Report on Form 8-K filed on June 4, 2007, SEC File No. 000-51466, and incorporated by reference)

4.10	Facility Agreement, dated December 31, 2007, between the Company and Yenura Pte. Ltd. (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on January 7, 2008, SEC File No. 000-51466, and incorporated by reference)

4.11	Form of Subordinated Convertible Note (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on January 7, 2008, SEC File No. 000-51466, and incorporated by reference)

4.12	Form of Waiver Letters in connection with the Proposed Yenura Financing (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on January 7, 2008, SEC File No. 000-51466, and incorporated by reference)

10.1	Conversion Agreement dated as of August 29, 2006 between WorldSpace, Inc. and Yenura Pte. Ltd. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2006, SEC File No. 333-51466, and incorporated by reference)

10.2	Loan Restructuring Agreement dated September 30, 2003 among Stonehouse Capital Ltd., WorldSpace, Inc., a Maryland corporation, WorldSpace International Network Inc. and WorldSpace Satellite Company Ltd., as amended by the First Amendment to the Loan Restructuring Agreement and Royalty Agreement dated September 28, 2004 among the same parties and the Second Amendment to the Loan Restructuring Agreement and Royalty Agreement dated December 30, 2004 among the same parties as well as the Company (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)**

10.3(a)	Royalty Agreement dated as of September 30, 2003 among Stonehouse Capital Ltd., WorldSpace, Inc., a Maryland corporation, WorldSpace International Network Inc. and WorldSpace Satellite Company Ltd., as amended by the First Amendment to the Loan Restructuring Agreement and Royalty Agreement dated September 28, 2004 among the same parties, the Second Amendment to the Loan Restructuring Agreement and Royalty Agreement dated as of December 30, 2004 among the same parties as well as the Company and the Third Amendment to Royalty Agreement dated as of June 29, 2005 among Stonehouse Capital, Ltd., the Company and WorldSpace Satellite Company, Ltd. (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference) **

10.3(b)	Fourth Amendment, dated as of February 28, 2006, to the Royalty Agreement dated as of September 30, 2003 among Stonehouse Capital Ltd., WorldSpace, Inc., a Maryland corporation, WorldSpace International Network Inc. and WorldSpace Satellite Company Ltd. (filed as Exhibit 10.3(b) to the Company’s Annual Report on Form 10-K filed on March 31, 2006, SEC File No. 000-51466, and incorporated by reference)

10.4(a)	Warrant Agreement, dated as of July 11, 1994 and extended May 28, 1999, between Mr. Benno A. Ammann and the Company (filed as Exhibit 10.4(a) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.4(b)	Warrant Agreement, dated as of July 11, 1994 and extended May 28, 1999, between Mr. Ronald V. Mangravite and the Company (filed as Exhibit 10.4(b) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.4(c)	Warrant Agreement, dated as of July 11, 1994 and extended May 28, 1999, between Mr. Wondwossen Mesfin and the Company (filed as Exhibit 10.4(c) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

Exhibit No.	Description
10.4(d)	Non-Qualified Shares Option Agreement, dated as of February 12, 1996, between Mr. Scott A. Katzmann and the Company (filed as Exhibit 10.4(d) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)
10.4(e)	Non-Qualified Shares Option Agreement, dated as of February 12, 1996, between Ms. Donna Lozito and the Company (filed as Exhibit 10.4(e) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.4(f)	Non-Qualified Shares Option Agreement, dated as of February 12, 1996, between Lindsay A. Rosenwald, M.D. and the Company (filed as Exhibit 10.4(f) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.4(g)	Warrant Agreement, dated as of May 15, 2003, between Consultant and the Company (filed as Exhibit 10.4(g) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.4(h)	WorldSpace, Inc. Common Stock Purchase Warrant dated as of July 18, 2005 issued to XM Satellite Radio Holdings Inc. Company (filed as Exhibit 10.4(h) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.6	Strategic Cooperation Agreement Between Analog Devices, Inc. and WorldSpace, Inc. for the Development and Marketing of WorldSpace-Ready Analog DSP Platforms dated November 5, 2003 (filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.7(a)	Standard Production, Marketing and License Agreement for China WorldSpace PC Card and China WorldSpace Receiver dated August 18, 2001 between WorldSpace International Network Inc. and Xi’an Tongshi Technology Limited Cooperation (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.7(b)	Agreement dated July 20, 2005 between Xi’an Tongshi Technology Limited and WorldSpace, Inc. (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.7(c)	Cooperation Agreement dated April 4, 2006 between WorldSpace Corporation and Xi’an Tongshi Technology Limited (filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on April 10, 2006, SEC File No. 000-51466, and incorporated by reference)

10.7(d)	Agreement, dated December 21, 2005, between the registrant and Xi’an Tongshi Technology Limited (filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on December 23, 2005, SEC File No. 000-51466, and incorporated by reference)

10.8	Supply Agreement and Standard WorldSpace Receiver Development, Production, Marketing and License Agreement, both dated December 1, 2000 between BPL Limited and WorldSpace International Network Inc. (filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.9(a)	Cooperation Agreement on Technical and Commercial Trial Operation of WorldSpace L-Band Satellite Multimedia Services between China Telecommunications Broadcast Satellite Corp and WorldSpace Corporation dated August 8, 2000 (filed as Exhibit 10.9(a) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.9(b)	Memorandum of Understanding Regarding Cooperation Project between China Telecommunications Broadcast Satellite Corp and WorldSpace Corporation dated August 8, 2000 (filed as Exhibit 10.9(b) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

Exhibit No.	Description
10.9(c)	Agency Agreement between China Telecommunications Broadcast Satellite Corp and WorldSpace Corporation dated August 8, 2000 (filed as Exhibit 10.9(c) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.9(d)	Supplementary Agreement to Agreements and Other Documents Regarding Cooperation Between China Telecommunications Broadcast Satellite Corporation, Beijing, China and WorldSpace Corporation dated April 3, 2001 (filed as Exhibit 10.9(d) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.9(e)	Agreement between China Satellite Communications Corp. and WorldSpace Corporation dated February 22, 2005 (filed as Exhibit 10.9(e) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.9(f)	Agreement between China Satellite Communications Corp. and WorldSpace, Inc. dated July 18, 2005 (filed as Exhibit 10.9(f) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.9(g)	Cooperation Agreement, dated December 20, 2005, between the Company and China Satellite Communications Corporation (filed as Exhibit 1.1 to Form 8-K of the Company filed December 27, 2005, SEC File No. 000-51466, and incorporated by reference)

10.10(a)	Executive Employment Agreement between WorldSpace, Inc. and Noah A. Samara entered into as of June 1, 2005 (filed as Exhibit 10.10(a) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)*

10.10(b)	Executive Employment Agreement between WorldSpace, Inc. and Sridhar Ganesan entered into as of June 1, 2005 (filed as Exhibit 10.10(c) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)*

10.10(c)	Executive Employment Agreement between WorldSpace, Inc. and Donald J. Frickel entered into as of June 1, 2005 (filed as Exhibit 10.10(d) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)*

10.10(d)	Executive Employment Agreement between WorldSpace, Inc. and Gregory B. Armstrong effective as of May 12, 2006 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2006, SEC File No. 333-51466, and incorporated by reference)*

10.10(e)	Executive Employment Agreement between WorldSpace, Inc. and Alexander P. Brown effective as of May 12, 2006 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2006, SEC File No. 333-51466, and incorporated by reference)*

10.11(a)	WorldSpace 2005 Incentive Award Plan (filed as Exhibit 10.11(a) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)*

10.11(b)	WorldSpace 2005 Incentive Award Plan Form of Stock Option Agreement (filed as Exhibit 10.11(b) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)*

10.11(c)	WorldSpace 2005 Incentive Award Plan Form of Restricted Stock Agreement (filed as Exhibit 10.11(c) to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)*

10.11(d)	WorldSpace 2005 Incentive Award Plan Form of Stock Appreciation Right Agreement, filed as Exhibit 10.12(d) to the Company’s Annual Report on Form 10K filed April 17, 2007, SEC File No. 000-51466, and incorporated by reference*

Exhibit No.	Description
10.12	Stockholders Agreement, executed as of July 18, 2005 between WorldSpace, Inc., XM Satellite Radio Holdings Inc., Noah A Samara, TelUS Communication and Yenura Ptd. Ltd (filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.13	Satellite Radio Cooperation Agreement dated as of July 18, 2005 between WorldSpace, Inc., XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. (filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1, SEC File No. 333-124044, and incorporated by reference)

10.14	Form of Bridge Note issued under the Amendment, Redemption and Exchange Agreement (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on June 4, 2007, SEC File No. 000-51466, and incorporated by reference)

10.15	First Lien Pledge and Security Agreement, dated June 1, 2007, among the Company, WorldSpace Systems Corporation, AfriSpace, Inc., Asia Space Limited, WorldSpace Satellite Company, and The Bank of New York, as Collateral Agent (filed as Exhibit 99.6 to the Company’s Current Report on Form 8-K filed on June 4, 2007, SEC File No. 000-51466, and incorporated by reference)

10.16	Second Lien Pledge and Security Agreement, dated June 1, 2007, among the Company, WorldSpace Systems Corporation, AfriSpace, Inc., Asia Space Limited, WorldSpace Satellite Company, and The Bank of New York, as Collateral Agent (filed as Exhibit 99.7 to the Company’s Current Report on Form 8-K filed on June 4, 2007, SEC File No. 000-51466, and incorporated by reference)

10.17	Intercreditor Agreement, dated June 1, 2007, among the Company, WorldSpace Systems Corporation, AfriSpace, Inc., Asia Space Limited, WorldSpace Satellite Company, The Bank of New York, as First Lien Collateral Agent, and The Bank of New York, as Second Lien Collateral Agent (filed as Exhibit 99.8 to the Company’s Current Report on Form 8-K filed on June 4, 2007, SEC File No. 000-51466, and incorporated by reference)

10.18	First Lien Guaranty, dated June 1, 2007, among WorldSpace Systems Corporation, AfriSpace, Inc., Asia Space Limited, WorldSpace Satellite Company, and The Bank of New York, as Collateral Agent (filed as Exhibit 99.9 to the Company’s Current Report on Form 8-K filed on June 4, 2007, SEC File No. 000-51466, and incorporated by reference)

10.19	Cooperation Agreement, dated July 16, 2007, among the Company, Fiat Group Automobiles S.p.A. and WorldSpace Italia S.p.A. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2007, SEC File No. 000-51466, and incorporated by reference)**

21.1	List of Subsidiaries of the Company

23.1	Consent of Grant Thornton LLP

31.1	Certification of the Chief Executive Officer of WorldSpace, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer of WorldSpace, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer of WorldSpace, Inc. pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of WorldSpace, Inc. pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	Executive compensation plan or arrangement.
**	A portion of this Exhibit was omitted and has been filed separately with the Secretary of the Commission pursuant to an SEC order granting confidential treatment thereof.