Form 10-Q
period 2008-03-31
WorldSpace, Inc
filed 2008-05-15
CIK 1315054

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Small Reporting Company ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

(Class)	(Outstanding as of May 14, 2008)
CLASS A COMMON STOCK, $0.01 PAR VALUE	42,385,966

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

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

WORLDSPACE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three-Months ended March 31, 2008 and 2007

	Three Months ended March 31,
	2008	2007
	(in thousands, except share information)
Revenue
Subscription revenue	$1,735	$1,820
Equipment revenue	338	479
Other revenue	971	747

Total Revenue	3,044	3,046

Operating Expenses
Cost of Services (excludes depreciation, shown separately below)
Satellite and transmission, programming and other	6,652	7,369
Cost of equipment	566	1,754
Research and development	2,446	95
Selling and marketing	1,651	2,495
General and administrative	10,296	14,279
Depreciation and amortization	14,786	14,597

Total Operating Expenses	36,397	40,589

Loss from Operations	(33,353)	(37,543)

Other Income (Expense)
Interest income	190	2,293
Interest expense	(3,487)	(2,667)
Other	90	(77)

Total Other Income (Expense)	(3,207)	(451)

Loss Before Income Taxes	(36,560)	(37,994)
Income Tax Benefit (Expense)	(262)	2,460

Net Loss	$(36,822)	$(35,534)

Loss per share—basic and diluted	$(0.87)	$(0.91)

Weighted Average Number of Shares Outstanding	42,327,652	39,012,096

See accompanying notes to unaudited condensed consolidated financial statements.

WORLDSPACE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2008 and December 31, 2007

	March 31, 2008	December 31, 2007
	Unaudited
	(in thousands, except share information)
Assets
Current Assets
Cash and cash equivalents	$2,044	$3,597
Accounts receivable, net	960	1,454
Prepaid expenses	4,064	5,465
Inventory, net	2,225	2,313
Other current assets	5,183	3,860

Total Current Assets	14,476	16,689

Restricted Cash and Investments	5,557	6,312
Property and Equipment, net	13,880	14,659
Satellites and Related Systems, net	286,307	298,503
Deferred Financing Costs, net	3,099	3,457
Other Assets	398	394

Total Assets	$323,717	$340,014

Current Liabilities
Current Portion of Long Term Debt	$17,700	$27,500
Accounts payable	30,552	22,976
Accrued expenses	15,541	15,417
Income taxes payable	1,537	1,334
Accrued purchase commitment	18,242	18,242
Accrued interest	913	810

Total Current Liabilities	84,485	86,279

Long-term Debt	86,462	66,513
Deferred Tax Liability	120,324	120,325
Other Liabilities	5,125	4,453
Contingent Royalty Obligation	1,814,175	1,814,175

Total Liabilities	2,110,571	2,091,745

Commitments and Contingencies	—	—
Minority Interest	608	689
Shareholders’ Deficit
Preferred Stock, $.01 par value; 25,000,000 shares authorized; no shares issued and outstanding as of March 31, 2008 and December 31, 2007	—	—
Class A Common stock, $.01 par value; 200,000,000 shares authorized; 42,327,846 shares and 42,321,983 shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	423	423
Additional paid-in capital	739,874	738,468
Accumulated other comprehensive loss	3,386	3,012
Accumulated deficit	(2,531,145)	(2,494,323)

Total Shareholders’ Deficit	(1,787,462)	(1,752,420)

Total Liabilities and Shareholders’ Deficit	$323,717	$340,014

See accompanying notes to unaudited condensed consolidated financial statements.

WORLDSPACE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months ended March 31, 2008 and 2007

	Three months ended March 31,
	2008	2007
	(in thousands)
Cash Flows from Operating Activities
Net loss	$(36,822)	$(35,534)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,786	14,597
Amortization of warrants and deferred financing costs	2,019	380
Loss on disposal of assets	—	(3)
Stock-based compensation	1,406	1,026
Allowance for doubtful accounts receivable	31	(11)
Loss on inventory valuation	10	—
Deferred tax benefit	—	(2,460)
Other	84	(171)
Changes in assets and liabilities:
Accounts receivable and other assets	(270)	993
Accounts payable and accrued expenses	8,087	(3,173)
Accrued interest	101	(38)
Income taxes payable	203	(23)
Other liabilities	286	(458)

Net Cash Used in Operating Activities	(10,079)	(24,875)

Cash Flows from Investing Activities
Purchase of property and equipment	(255)	(430)
Purchase of marketable securities	—	(97,297)
Maturities of marketable securities	—	125,218
Purchase of satellite and related systems	(1,556)	(1,059)
Decrease in restricted cash, net	755	402

Net Cash (Used in) Provided by Investing Activities	(1,056)	26,834

Cash Flows from Financing Activities
Senior secured note payment	(9,811)	—
Proceeds from Yenura financing facility	19,188	—
Exercise of employee stock options	—	292
Exercise of warrants	—	707
Withholding taxes on restricted stock vesting, net	—	(1,460)
Minority interest	—	(42)

Net Cash Provided (Used in) by Financing Activities	9,377	(503)

Net (Decrease) Increase in Cash and Cash Equivalents	(1,758)	1,456
Net effect of FX rate changes on Cash and Cash Equivalents	205	16
Cash and Cash Equivalents, beginning of period	3,597	27,565

Cash and Cash Equivalents, end of period	$2,044	$29,037

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$—	$1,468
Cash paid for interest	$2,252	$1,953

See accompanying notes to unaudited condensed consolidated financial statements.

WORLDSPACE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT AND COMPREHENSIVE LOSS

Three months ended March 31, 2008

(in thousands, except share information)

	Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total	Comprehensive Loss
	Shares	Amount
Balance, Dec 31, 2007 (Audited)	42,321,983	$423	$738,468	$3,012	$(2,494,323)	$(1,752,420)
Employee restricted stock vesting	5,863	—	—	—	—	—
Employee stock-based compensation	—	—	1,406	—	—	1,406
Foreign currency translation adjustment	—	—	—	374	—	374	374
Net loss	—		—	—	(36,822)	(36,822)	(36,822)

Comprehensive Loss						—	(36,448)

Balance, March 31, 2008	42,327,846	$423	$739,874	$3,386	$(2,531,145)	$(1,787,462)

See accompanying notes to unaudited condensed consolidated financial statements.

WORLDSPACE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(A) Organization and Liquidity

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

Going Concern and Liquidity

The Condensed Consolidated Financial Statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses of $36.8 million for the three month period ending March 31, 2008, an accumulated deficit as of March 31, 2008 of $2,531 million and expects to continue incurring losses for the foreseeable future. The cash on hand at March 31, 2008 was $2.0 million. The cash as of March 31, 2008 consisted mainly of remaining proceeds from the issuance of the common stock through our IPO in 2005. These proceeds, net of transaction expenses, were used to fund marketing, subscriber management, content development, capital expenditures (including the roll-out of terrestrial repeater networks), working capital needs to support the growth of its subscriber base in India and provide developmental funding in Western Europe, and other additional markets. As such, the Company must raise substantial additional capital during 2008 in order to continue its current level of operations and to pursue its business plan. Based upon our current plans, we estimate that our cash and cash equivalents will not be sufficient to cover our estimated funding needs for 2008. With a view to increasing future operating liquidity and augment its capital resources, the Company is currently in discussions to raise additional funds to meet our needs.

As can be seen from our statement of cash flows, we borrowed $19.2 million from Yenura under our current financing agreement with them and used these proceeds to make payments on our senior secured notes of $9.8 million and used $10 million for operations. Because of our current liquidity situation we have not been able to make and have had to delay payments to some of our critical vendors, including our in-orbit insurance and certain payroll amounts. During the first quarter of 2008 our payable increased by $8 million and has continued to increase since March 31, 2008.

In December 2007, the Company entered into an agreement for $40 million financing facility (Refer to Note D—Debt, Yenura Financing). Through the three month period ending March 31, 2008, the Company has drawn $19.2 million on this facility. However, it has not secured any additional commitments for new financing at this time nor can it provide any assurance that new financing will be available on commercially acceptable terms, if at all. If the Company is unable to secure additional capital, it will be required to curtail its operations and if these measures fail, it may not be able to continue its business. Curtailment of operations would cause significant delays in the Company’s efforts to introduce its products to market which is critical to the realization of its business plan and the future operations of the Company.

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

WORLDSPACE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Condensed Consolidated Financial Statements do not give effect to any adjustments to record amounts and their classifications, which would be necessary should the Company be unable to continue as a going concern and therefore, be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the Consolidated Financial Statements.

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

In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring entries, necessary for a fair presentation of the consolidated financial position of WorldSpace, Inc. and its subsidiaries as of March 31, 2008; the results of operations, cash flows and changes in shareholder’s deficit for the three months ended March 31, 2008 and 2007.

These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

Revenue Recognition

Revenue from the Company’s principal activities, subscription audio services and capacity leasing, is recognized as the services are provided. Revenue from subscribers, which is generally billed in advance, consists of fixed charges for service, which are recognized as the service is provided, and non-refundable activation fees are recognized ratably over 30 months, the estimated term of the subscriber relationship. Direct activation costs are expensed as incurred. Advertising revenue is recognized in the period in which the spot announcement is broadcast. Revenue from the sale of satellite radio receivers is recognized when the product is shipped. Promotions and discounts are treated as an offset to revenue during the period of promotion. Sales incentives, consisting of discounts to subscribers, offset earned revenue. The Company’s current policy is not to accept product returns, but if in the future, the Company were to accept product returns that are not covered under the manufacturers warranty, a sales return allowance will be established based on the guidance provided under Statement of Financial Accounting Standards (SFAS) No. 48. “Revenue Recognition When a Right of Return Exists”.

Cash and Cash Equivalents

All liquid investments, defined as having initial maturities of three months or less, have been classified as cash equivalents. Cash equivalents, as of March 31, 2008 and December 31, 2007, consisted primarily of demand deposits and money market instruments. Cash balances in individual banks exceed insurable amounts.

WORLDSPACE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Cash and Investments

Cash and investments that are deposited with a lessor or committed to support letters-of-credit issued pursuant to lease agreements and other banking arrangements, have been classified as restricted cash and investments in the accompanying consolidated balance sheets.

Inventories

Inventories are stated at the lower of cost or market value using the first in, first out (FIFO) method of accounting. Inventories primarily consist of satellite radio receivers manufactured to the Company’s specifications by independent third parties. Provisions have been recognized to reduce excess or obsolete inventories to their estimated net realizable value. The Company periodically evaluates inventory levels on hand as to potential obsolescence based on current and future selling prices and anticipated future sales. The Company has established a reserve for obsolescence of $4.8 million and $ 3.7 million as at March 31, 2008 and 2007, respectively.

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

The Company has a stock-based employee compensation plan which is described below. The compensation cost charged against income under the plan was $1.4 million and $1.0 million for the three month periods ending March 31, 2008 and 2007, respectively. In accordance with SFAS No. 123R, the Company will not recognize a deferred tax asset with respect to excess stock compensation deductions until those deductions actually reduce our tax liabilities. As such, the total income tax benefit recognized in the income statement for share-based compensation arrangements was $0 for the three month period ending March 31, 2008. At such time the Company utilizes these net operating losses to reduce income taxes payable, the tax benefit will be recorded as an increase in additional paid-in-capital.

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

The fair value of each option award is estimated on the date of grant using Black-Scholes option pricing model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of the stock price of similar entities, for a period not less than the required service period, since the

WORLDSPACE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company does not have a historical volatility equal to the required service period. The Company uses historical data to estimate option exercise and employee termination within the valuation model based on the employee’s career level, historical exercise behavior and other factors for valuation purposes. The expected term of options and other awards granted is derived from the guidance provided under Staff Accounting Bulletin No. 107 (“SAB 107”) “Share Based Payment” and represents the period of time that stock based awards are expected to be outstanding. The risk-free rate for periods within the contractual life of the awards is based on the U.S. Treasury yield curve in effect at the time of grant. No options were granted in the first quarter of 2008.

2007
Expected volatility	72% - 98%
Weighted-average volatility	84%
Expected dividends	0%
Risk-free rate	4.67%
Expected term	6.0 years

Stock Appreciation Rights (SARS)

On April 9, 2007, the Company granted 2,764,200 units of stock appreciation rights (“SARS”) to employees and directors of the Company under the Plan. For the three month period ending March 31, 2008, of the $ 1.4 million stock based compensation recorded in income statement, $0.5 million related to SARS. These SARS vest equally over a period of three years from the grant date and have a weighted-average grant date fair value per unit of $2.48. The SARS can only be net-share settled.

Summary of option activity:

Summary of the status of the Company’s stock option awards and units including SARS as of January 1, 2008 and changes during the three month period ending March 31, 2008 is presented below:

	Number of options	Weighted average exercise price	Weighted average contractual life remaining	Aggregate intrinsic value
Non-qualified stock options:
Outstanding as of December 31, 2007	17,420,183	$6.16	4.06	$5,620
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	296,962	—	—	—
Outstanding at March 31, 2008	17,123,221	6.21	3.85	$5,508
Exercisable at March 31, 2008	13,890,027	$6.93	2.69	$5,508

Cash received from the exercise of stock options under all share-based payment arrangements for the three month period ending March 31, 2008 and 2007 was $0 and $0.3 million, respectively.

WORLDSPACE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of the status of the Company’s nonvested restricted share awards and units as of March 31, 2008 and changes during the three month period ending March 31, 2008 is presented below:

	Shares	Aggregate Grant Date Fair Value	Weighted average grant date fair value
Nonvested restricted shares:
Nonvested at January 1, 2008	542,894	$4,155,420	$7.65
Granted	—	—	—
Vested	5,863	83,196	14.19
Forfeited/Cancelled	3,364	70,610	20.99

Nonvested at March 31, 2008	533,667	$4,001,614	7.50

Summary of the status of the Company’s nonvested stock options as of March 31, 2008 and changes during the three month period ending March 31, 2008 is presented below:

	Shares	Aggregate Grant Date Fair Value	Weighted average grant date fair value
Nonvested stock options:
Nonvested at January 1, 2008	3,558,311	$10,558,033	$2.97
Granted	—	—	—
Vested	263,116	1,386,725	$5.27
Forfeited	62,000	154,781	$2.50

Nonvested at March 31, 2008	3,233,195	$9,016,527	$2.79

As of March 31, 2008, there was $ 7.0 million of total unrecognized compensation related to restricted stock awards, units and options granted under the plan. That cost is expected to be recognized over a weighted-average period of 1.6 years.

(D) Debt

Long-Term Debt

Long-term debt at March 31, 2008 and December 31, 2007 consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
Senior Secured Notes	$35,186	$44,997
Convertible Notes	53,431	53,550
Unsecured Convertible Notes—Yenura	19,188	—
Discount on Long Term Debt	(4,043)	(4,934)
Notes Payable	400	400

	$104,162	$94,013
Current Portion of Long Term Debt	(17,700)	(27,500)

Long Term Debt	$86,462	$66,513

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

On June 1, 2007, the Company entered into an agreement with the holders of our $155 million convertible notes to affect a partial redemption and exchange of the currently outstanding convertible notes (Restructuring). The Restructuring agreement has two elements: cash redemption of part of the principal amount of the convertible notes; and issuance of new notes (senior secured and convertible) and warrants in exchange for the unredeemed portion of the new notes. The Company repaid $50 million principal amount of the existing notes for cash and exchanged the remaining $105 million principal amount of the existing notes for:

(i)	Senior secured notes in the aggregate principal amount of $45 million, with a maturity of 3 years secured by a first priority lien on the Company’s assets. The senior secured notes accrue interest at the rate of London Inter Bank Offering Rate (“LIBOR”) plus 650 basis points per year and have a mandatory principal repayment of $27.5 million on the first anniversary of the closing date of the transaction. The senior secured notes also require mandatory principal repayment out of the net proceeds of any debt or equity financing, certain excess cash flow, or sale of assets or casualty loss, subject to customary exceptions. In December 2007, the Company entered into a facility agreement with Yenura Pte Ltd (see Yenura financing) for a $40 million credit facility. A provision under these secured senior notes required us to pay down the entire outstanding principal of these notes using the proceeds from any subsequent debt or equity transaction. As a result, we obtained agreement from the holders of these secured senior notes to pay down portion of the outstanding balance and accrued interest totaling $10 million. This amount was paid on January 31, 2008. The senior secured notes are carried at cost on the condensed consolidated balance sheets which approximates fair market value.

(ii)	Amended and restated secured convertible notes in the principal amount of $60 million, with a maturity of three years secured by a second priority lien on the Company’s assets. The amended and restated convertible notes have an interest rate of 8 percent per annum and are convertible into 14.1 million shares of our Class A common stock, at the option of the note-holders, at a price of $4.25 per share. Under the terms of agreement, the Company has right to redeem all the outstanding convertible notes at any time after the second anniversary (eligibility date) if the weighted average price of shares of Class A Common Stock exceeds 200% of conversion price on the commitment date for ten consecutive trading days following the eligibility date at price which is thirty days after its delivery of a mandatory redemption notice to the holders of secured convertible notes. The Company is also required to reserve out of its authorized and unissued shares of Class A Common Stock a number of shares equal to 120% of outstanding convertible notes from time to time necessary to effect the conversion. The secured convertible notes are carried at cost on the condensed consolidated balance sheets which approximates fair market value.

(iii)

The issuance of warrants to purchase 2.65 million shares of our Class A common stock, with an exercise price of $4.25 per share. The warrants are fully vested and exercisable immediately. The warrants expire five years from the date of issuance. The warrants were valued under Black-Scholes methodology as of the grant date. The Company computed fair value of $2.65 per warrant for a total of approximately $7 million. This amount will be amortized over a period of three years corresponding to terms of convertibility of secured and convertible notes as a discount on long-term debt. The following assumptions were used to determine the fair value of warrants using the Black-Scholes valuation model: a term of five years, risk-free rate of 4.67%, volatility of 84%, and dividend yield of zero. The Company recognized $0.9 million of this discount during the three month period ended March 31, 2008

WORLDSPACE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

as additional interest expense in the financial statements. In accordance with EITF No. 00-27, “Application of EITF 98-5: “Accounting for Convertible Securities with Beneficial Conversion Features or Adjustable Conversion Ratios”,” the value assigned to Notes and the Warrants were allocated based on their relative fair values. The value of Warrants was recorded as additional paid-in-capital and reduced the carrying value of the Notes. The Company did not record any value towards beneficial conversion feature in accordance with EITF 98-5, since the fair market value of the common stock was less than the conversion price as on the commitment date.

The Company accounted for the restructuring of these notes as debt extinguishment in accordance with EITF 96-16 “Debtor’s Accounting for Modification or Exchange of Debt Instrustments”. We recorded a loss of $1.4 million during the year ended December 31, 2007, which represents the difference between the fair value and carrying value of the restructured notes. The loss will be amortized over the life of the restructured notes of three years. As of March 31, 2008, the unamortized balance on the loss is $1.04 million. Additionally, we also capitalized approximately $4.3 million in costs, primarily legal and investment advisor fees, associate with this transaction. These costs are amortized over the term of the notes of three years. As of March 31, 2008, the unamortized balance on these deferred financing costs is $3.1 million. The unamortized deferred financing costs of $ 11.5 million associated with the old notes were written off.

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

Under the registration rights agreement, the Company has agreed to use its best efforts to file a registration statement for the resale of the 120% of Common stock issuable upon exercise of the Warrants. FSP EITF 00-19-2, Accounting for Registration Payment Arrangements, requires the registration payment arrangements to be accounted for as a contingent liability. Since the Company complied with terms of the registration rights agreement by filing on July 31, 2007 the agreements with the Securities and Exchange Commission, accounting for a contingent liability was not required.

Yenura Financing

On December 31, 2007, the Company entered into a facility agreement with Yenura Pte Ltd. (Yenura) (Refer to Note L Related-Party Transactions) in which Yenura agreed to make available up to $40 million from time to time pursuant to draw down notices issued on or prior to January 31, 2008, in consideration for the issuance of certain subordinated convertible notes. The subordinated convertible notes mature on January 3, 2013 and accrue interest at the rate of 8% per year and shall be payable in arrears with the first interest date being January 15, 2009. The convertible notes shall be convertible at the option of the note holders into shares of Class A Common Stock, provided, however, that they will first be convertible upon the earliest to occur of the following (i) January 15, 2009, (ii) an event of default and (iii) the first public announcement of a proposed change of control (as such terms are defined in the convertible notes). The conversion amount shall be calculated as the portion of the principal drawdown plus any accrued and unpaid interest and late charges. The conversion rate will be $4.25 per share. As of March 31, 2008, the Company has drawn $19.2 million on this facility. Subsequent to March 31, 2008, the Company drew down an additional $7.0 million under the facility. The convertible notes issuable in connection with these draw downs, if converted would result in the issuance of approximately 1.6 million shares to Yenura. The Yenura unsecured convertible notes are carried at cost on the condensed consolidated balance sheets which approximates fair market value.

WORLDSPACE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Notes Payable

In June 2006, the Company received $200,000 from the Montgomery County of the State of Maryland under the Economic Development Fund as a contingent loan. This loan could be converted into a grant if the Company maintains a specified number of employees on a particular maturity date and is in compliance with certain other terms of the agreement. The loan has a 5% annual interest rate. At March 31, 2008, under the terms of the loan, the Company was contingently obligated to repay the loan principal together with accrued interest.

In August 2006, the Company received $200,000 from the Department of Business and Economic Development of the State of Maryland as a contingent loan. This loan could be converted into a grant if the Company maintains a specified number of employees on a particular maturity date and is in compliance with certain other terms of the agreement. The loan has a 3% annual interest rate. At March 31, 2008, under the terms of the loan, the Company was contingently obligated to repay the loan principal together with accrued interest.

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

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate. The 2007 effective tax rate is estimated to be lower than the 35% statutory rate primarily due to anticipated earnings and losses of our subsidiaries outside of the U.S. in jurisdictions where our effective tax rate is lower than in the U.S. and the establishment of a valuation allowance against a portion of the US losses. Cash paid for income taxes was $0 and $1.4 million during the three months ended March 31, 2008 and 2007, respectively.

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

WORLDSPACE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For the three month periods ended March 31, 2008 and 2007, options, SARS, restricted stock awards, restricted stock units, warrants and other convertible securities to purchase approximately 33.9 million and 31.0 million shares of common stock, respectively, were outstanding, but not included in the computation of diluted earnings per share, because the effect would be anti-dilutive.

(G) Commitments and Contingencies

Leases

The Company leases office space under non-cancelable operating leases that expire through 2016. As of March 31, 2008 minimum annual rental commitments under these leases are:

(in thousands)
April - December 2008	$2,186
2009	3,446
2010	3,562
2011	3,535
2012	3,517
Thereafter	11,458

Total lease commitments	$27,704
Less: Sublease rental income	(6,415)

$21,289

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

WORLDSPACE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Design and Production Agreement

The Company is committed to purchasing 722,445 satellite radio receiver chipsets for approximately $18.2 million at March 31, 2008. The chipsets have not been purchased as of March 31, 2008. The Company has recorded a liability of $18.2 million at March 31, 2008, as accrued purchase commitment in the accompanying consolidated balance sheet.

(H) Contingent Royalty Obligation

Effective December 31, 2004, the Company restructured $1,553 million of notes payable and advances. Under the terms of the agreements, the ongoing obligations of the Company to the lender were set forth in a separate Royalty Arrangement (Royalty Agreement), under which the Company is required to pay the lender 10 percent of earnings before interest, taxes, depreciation, and amortization, if any, for each year through 2015 in exchange for the lender releasing all claims. The Company is subject to certain covenants regarding the disposition of assets, liquidation of the Company, reporting, and distributions or payments to certain current shareholders. The Royalty Agreement also requires the Company to have a segregated reserve, to be funded each quarter in any year in which payment under the Royalty Agreement is projected, at the rate of 25 percent of the estimated annual payment. In addition, 80 percent of the annual payment is required to be made within 60 days after year-end, and the remaining portion within 180 days following year-end. Even though management is satisfied that the debt may not be reinstated, in accordance with SFAS No. 15, Accounting by Debtors and Creditors for Trouble Debt Restructuring, the debt restructuring is not considered an extinguishment of debt because the future payments under the agreement are indeterminate. Accordingly, the carrying value of the debt and accrued interest of $1,814 million is shown as a contingent royalty obligation on the accompanying balance sheets.

(I) Minority Interest

The Company’s Italian subsidiary, WorldSpace Italia S.r.l., is a majority-owned subsidiary of the Company’s European holding company, WorldSpace Europe SAS. WorldSpace Italia’s other partner is New Satellite Radio S.r.l., an Italian company whose primary shareholder is Class Editori S.p.A., a media and broadcast corporation based in Milan. New Satellite Radio holds a 35 percent interest in WorldSpace Italia S.r.l., and has contributed $0.9 million towards capital investment. The net outstanding minority interest of New Satellite Radio S.r.l., as of March 31, 2008 was $0.6 million and is separately classified in the accompanying unaudited condensed consolidated balance sheets

(J) Recent Accounting Pronouncements

In September 2006, The Financial Accounting and Standards Board had issued FAS 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for more information about the extent to which company’s measure assets and liabilities at fair value, the information used to measure fair value and the effect that fair-value measurements have on earnings. SFAS 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new

WORLDSPACE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The FASB issued FASB Staff Position (FSP) 157-2, “Effective Date of FASB Statement No. 157,” delays for one year the effective date of Statement 157 for certain nonfinancial assets and nonfinancial liabilities.

Those assets and liabilities measured at fair value under SFAS 157 for the period ended March 31, 2008 did not have a material impact on our consolidated financial statements. The Company is currently evaluating the potential impact of this statement (related to nonfinancial assets and nonfinancial liabilities).

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115.” This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings. This statement 1) applies to all entities, 2) specifies certain election dates, 3) can be applied on an instrument-by-instrument basis with some exceptions, 4) is irrevocable and 5) applies only to entire instruments. The adoption of SFAS 159 had no impact on the financial statements as the Company did not elect the fair value option for any other financial instruments or certain other assets and liabilities.

(K) Geographic Areas

The following tables present summary operating information by geographic segment for the three months ended March 31, 2008 and 2007:

	Geographical Area Data
	Three Months ended March 31,
	2008	2007
	(in thousands)
Revenue
United States	$801	$608
France	216	242
Kenya	—	11
South Africa	165	170
Singapore	6	9
India	1,776	1,906
Other foreign countries	80	100

	$3,044	$3,046

Long-lived Segment Assets:

	March 31,
	2008	2007
	(in thousands)
United States	$293,697	$346,389
Foreign countries	6,490	3,367

Excludes deferred financing costs, restricted cash and investments and investments in affiliates and other assets.

WORLDSPACE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(L) Related Party Transactions

In March 2007, the Company agreed to indemnify the Chairman, Chief Executive Officer and President, Noah A. Samara, for personal legal expenses associated with certain matters arising by reason of the fact that Mr. Samara was an officer and/or director of the Company. Total costs agreed to be reimbursed by the Company were $650,000 for the three month period ended March 31, 2007. Such indemnifiable costs are included in the accompanying Unaudited Condensed Consolidated Statements of Operations under General and Administrative expenses.

In December 2007, the Company secured a $40 million financing facility from Yenura Pte. Ltd., a company controlled by Noah Samara, chairman and CEO of WorldSpace. Yenura is a special purpose entity established by Mr. Samara and Mr. Salah Idris to invest in WorldSpace. Mr. Samara holds all of the voting shares in Yenura. Mr. Idris, through his ownership of non-voting shares holds the major economic interest in Yenura. The Company did not draw funds on this facility in 2007 but has drawn $19.2 million through March 31, 2008. Subsequent to March 31, 2008, the Company drew down an additional $7.0 million under the facility. The convertible notes issuable in connection with these draw downs, if converted would result in the issuance of approximately 1.6 million shares to Yenura. Refer to Note D-Debt, Yenura financing for further discussion.

(M) Subsequent events

As disclosed in Note D Debt, Yenura financing, the Company has drawn $7.0 million since April 1, 2008, from its financing facility with Yenura through May 15, 2008.

Item 2. Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto included herewith, and with our Management’s Discussion and Analysis of Financial Condition and Results of Operations and audited Consolidated Financial Statements and Notes thereto for the year ended December 31, 2007, which is included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2008.

Executive Summary

The highlights for the three months ending March 31, 2008 include:

•

On January 7, 2008, Delphi Corp and WORLDSPACE announced that the two companies have an agreement in which Delphi will design the first WORLDSPACE satellite radio mobile receiver for the European aftermarket based on a WORLDSPACE-developed reference design. In addition, the two companies announced that WORLDSPACE has selected Delphi to be a lead designer for its European OEM receiver and reception system applications that will also be based on WORLDSPACE’s reference designs.

•

On March 20, 2008, WORLDSPACE announced it has received approval from Switzerland’s Office Federal de la Communication to operate terrestrial repeaters that will work in conjunction with its existing satellite network to provide Swiss consumers with a subscription-based satellite radio service.

•

On April 9, 2008, WORLDSPACE announced its wholly owned subsidiary, WORLDSPACE Europe, received approval from Germany’s Federal Network Agency, the Bundesnetzagentur, to use 12.5 MHz of spectrum in the L-band (1479.5 - 1492 MHz) on a nation-wide basis for the operation of a terrestrial repeater network in Germany. The repeaters will work in conjunction with WORLDSPACE’s existing satellite network to provide German consumers with a subscription-based satellite radio service in automobiles.

Summary Operating Metrics

The key metrics we use to monitor our business growth and our operational results are: ending subscribers, Average Monthly Subscription Revenue Per Subscriber (“ARPU”), Subscriber Acquisition Cost (“SAC”), Cost Per Gross Addition (“CPGA”) and EBITDA presented as follows:

	Three months ended March 31,
	2008	2007
Net Subscriber (Deletions) Additions	(2,696)	(7,459)
India	(1,049)	8,344
ROW (5)	(1,647)	(15,803)

Total End of Period (EOP) Subscribers	171,470	191,646
India	162,026	170,354
ROW (5)	9,444	21,292

ARPU (1)	$3.36	$3.19
ARPU (India)	3.06	2.94
ARPU (ROW) (5)	8.13	5.07

SAC (2)	$28	$33
SAC (India)	30	33
SAC (ROW) (5)*	0	0

CPGA (3)	$70	$71
CPGA (India)	72	68
CPGA (ROW) (5)	54	104

EBITDA (4)	$(18,477)	$(23,403)

(1)	Average Monthly Subscription Revenue Per Subscriber (“ARPU”)—Please see further discussion under Average Monthly Subscription Revenue Per Subscriber under “Managements Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Three months ended March 31, 2008 compared with Three months ended March 31, 2007—Revenue”.
(2)	SAC—Please see further discussion under Subscriber Acquisition Cost under “Managements Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Three months ended March 31, 2008 compared with Three months ended March 31, 2007—Cost of services”.
(3)	CPGA—Please see further discussion under Cost Per Gross Addition under “Managements Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Three months ended March 31, 2008 compared with Three months ended March 31, 2007—Operating expense”.
(4)	EBITDA—We refer to net loss before interest income, interest expense, income taxes, depreciation and amortization as “EBITDA”. EBITDA is not a measure of financial performance under generally accepted accounting principles. We believe EBITDA is often a useful measure of a company’s operating performance and is a significant basis used by our management to measure the operating performance of our business. Because we have funded and completed the build-out of our system through the raising and expenditure of large amounts of capital, our results of operations reflect significant charges for depreciation, amortization and interest expense. EBITDA, which excludes this information, provides helpful information about the operating performance of our business, apart from the expenses associated with our physical plant or capital structure. EBITDA is frequently used as one of the bases for comparing businesses in our industry, although our measure of EBITDA may not be comparable to similarly titled measures of other companies. EBITDA does not purport to represent operating loss or cash flow from operating activities, as those terms are defined under generally accepted accounting principles and should not be considered as an alternative to those measurements as an indicator of our performance.
(5)	ROW—Rest of World: All other operating regions excluding India.
*	SAC (ROW) for the three months ended March 31, 2008 and 2007 was negative, indicating a positive margin from the sale of equipment and therefore was denoted with a zero value whereas India’s SAC represents negative margins resulting from its costs exceeding its revenues.

	Three months ended March 31,
	2008	2007
Reconciliation of Net Loss to EBITDA
Net Loss as reported	$(36,822)	$(35,534)
Addback non-EBITDA items included in net loss:
Interest income	(190)	(2,293)
Interest expense	3,487	2,287
Depreciation & amortization	14,786	14,597
Deferred income tax benefit (expense)	262	(2,460)

EBITDA	$(18,477)	$(23,403)

Results of Operations

WORLDSPACE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three-Months ended March 31, 2008 and 2007

	Three Months ended March 31,
	2008	2007
	(in thousands, except share information)
Revenue
Subscription revenue	$1,735	$1,820
Equipment revenue	338	479
Other revenue	971	747

Total Revenue	3,044	3,046

Operating Expenses
Cost of Services (excludes depreciation, shown separately below)
Satellite and transmission, programming and other	6,652	7,369
Cost of equipment	566	1,754
Research and development	2,446	95
Selling and marketing	1,651	2,495
General and administrative	10,296	14,279
Depreciation and amortization	14,786	14,597

Total Operating Expenses	36,397	40,589

Loss from Operations	(33,353)	(37,543)
Other Income (Expense)
Interest income	190	2,293
Interest expense	(3,487)	(2,667)
Other	90	(77)

Total Other Income (Expense)	(3,207)	(451)

Loss Before Income Taxes	(36,560)	(37,994)
Income Tax Benefit (Expense)	(262)	2,460

Net Loss	$(36,822)	$(35,534)

Loss per share—basic and diluted	$(0.87)	$(0.91)

Weighted Average Number of Shares Outstanding	42,327,652	39,012,096

See accompanying notes to unaudited condensed consolidated financial statements.

Three months ended March 31, 2008 compared with three months ended March 31, 2007

Revenue

The table below presents our operating revenue for the three months ended March 31, 2008 and 2007, together with the relevant percentage of total revenue represented by each revenue category.

	Three months ended March 31,
	2008		2007
	($ in thousands)
Revenue:
Subscription	$1,735	57.0%	$1,820	59.8%
Equipment sales	338	11.1%	479	15.7%
Other	971	31.9%	747	24.5%

Total revenue:	$3,044	100.0%	$3,046	100.0%

Total revenue for the three months ended March 31, 2008 was relatively flat compared with the three months ended March 31, 2007.

Subscription revenue. Subscription revenue for the three months ended March 31, 2008 was approximately $1.7 million, a decrease of 4.7% compared with $1.8 million generated in the three months ended March 31, 2007. This decrease in subscription revenues was primarily due to the decrease in our paying subscribers in India.

Average Monthly Subscription Revenue Per Subscriber (ARPU).

Blended ARPU (for India and ROW) was $3.36 for the three months ended March 31, 2008 and $3.19 for the three months ended March 31, 2007. The increase in blended ARPU for 2008 compared to 2007 resulted mainly from foreign currency effects. ARPU from India was $3.06 for the three months ended March 31, 2008, and $2.94 for the three months ended March 31, 2007.

Equipment sales revenue. Equipment sales revenue was approximately $0.3 million for the three months ended March 31, 2008, a decrease of 29.4% compared with $0.5 million for the three months ended March 31, 2007. This decrease was primarily due to decreased unit sales in India. We sold approximately 6,800 receivers in the three months ended March 31, 2008, compared with approximately 28,000 receivers sold in the three months ended March 31, 2007.

Other revenue. Other revenue for the three months ended March 31, 2008 was $1.0 million, an increase of 30.0% compared with $0.7 million for the three months ended March 31, 2007. This increase was primarily due to increase in capacity lease service to existing customer. Other revenue primarily consists of capacity lease revenue and government services revenue.

Cost of services

The table below presents our costs of services for the three months ended March 31, 2008 and 2007, together with the relevant percentages of total cost of services for each cost category.

	Three months ended March 31,
	2008		2007
	($ in thousands)
Cost of services:
Engineering & broadcast operations	$3,464	48.0%	$3,371	36.9%
Content & programming	2,421	33.5%	3,281	36.0%
Customer care, billing & collection	584	8.1%	638	7.0%
Cost of equipment	566	7.8%	1,754	19.2%
Other cost of services	183	2.6%	79	0.9%

Total cost of services:	$7,218	100.0%	$9,123	100.0%

Total cost of services for the three months ended March 31, 2008 was $7.2 million, a 20.9% decrease compared with $9.1 million in the three months ended March 31, 2007. This decrease was primarily due to decreases in content and programming and cost of equipment. Engineering and broadcast operations, customer care, billing and collection and other cost of services are relatively constant for the three months ended Mach 31, 2008 compared to the three months ended March 31, 2008.

Content and programming. Content and programming expense, which includes content production, music royalties and other content acquisition costs, for the three months ended March 31, 2008 was $2.4 million, a decrease of 26.2% compared with $3.3 million for the three months ended March 31, 2007. The decrease in expenses is directly related to ESPN, a contract with exclusive rights for live audio broadcast of cricket outside of India that ended in 2007.

Cost of Equipment. Cost of equipment for the three months ended March 31, 2007 was $0.6 million, a decrease of 67.7% compared with $1.8 million, in the three months ended March 31, 2007. Cost of equipment decreased due to a decreased number of receivers being sold in India.

Subscriber Acquisition Cost (SAC)

Total blended SAC (for India and ROW) calculated based on unit sales to our distributors, was approximately $28 per subscriber for the three months ended March 31, 2008 and $33 for the three months ended March 31, 2007. SAC for India, was approximately $30 per subscriber for the three months ended March 31, 2008 and approximately $33 per subscriber for the three months ended March 31, 2007.

Operating expense

The table below presents our operating expense for the three months ended March 31, 2008 and 2007, together with the relevant percentage of total operating expense for each cost category.

	Three months ended March 31,
	2008		2007
	(in thousands)
Operating expense:
Cost of Services	$7,218	19.8%	$9,123	22.5%
Research and Development	2,446	6.7%	95.2%
Selling and Marketing	1,651	4.5%	2,495	6.1%
General and Administrative	10,296	28.4%	14,279	35.2%
Depreciation and Amortization	14,786	40.6%	14,597	36.0%

Total operating expense:	$36,397	100.0%	$40,589	100.0%

Total operating expense for the three months ended March 31, 2008 was $36.4 million, a 10.3% decrease compared with $40.6 million for the three months ended March 31, 2007. This decrease was primarily due to decreases in cost of services (discussed above), selling and marketing and general and administrative expense offset by an increase in research and development. Our selling and marketing expense for the three months ended March 31, 2008 was $1.7 million, a decrease of 33.8% compared with $2.5 million in the three months ended March 31, 2007. This decrease was primarily due to reduction in marketing activity in India. Our general and administrative expense for the three months ended March 31, 2008 was $10.3 million, a decrease of 27.9% compared with $14.3 million in the three months ended March 31, 2007. This decrease was primarily due to decreases in bonus compensation of $1.4 million, payroll and related taxes and benefits of $0.8 million, travel and entertainment costs of $0.5 million and professional and legal fees of $1.6 million, offset by increases of approximately $0.4 million in various general and administrative categories such as equipment, bad debts and insurance. Our increase in research and development expense is due to an increase in receiver product development activities. Depreciation and amortization expense for the three months ended March 31, 2008 and the three months ended March 31, 2007 remained relatively constant.

Cost Per Gross Addition (CPGA)

Total blended CPGA expense (for India and ROW) was approximately $0.9 million for the three months ended March 31, 2008 and approximately $2.1 million for the three months ended March 31, 2007. CPGA for India was approximately $0.9 million for the three months ended March 31, 2008 and approximately $1.9 million for the three months ended March 31, 2007. Unit blended CPGA (for India and ROW), was approximately $70 for the three months ended March 31, 2008 and approximately $71 for the three months ended March 31, 2007. CPGA for India, was approximately $72 for the three months ended March 31, 2008 and approximately $68 for the three months ended March 31, 2007. CPGA declined due to a reduced marketing spend.

Other income (expense)

Interest income. Interest income for the three months ended March 31, 2008 was $0.2 million, a decrease of 91.7% compared with $2.3 million in the three months ended March 31, 2007. This decrease was due to decreased average cash balances as we continue to fund operating losses.

Interest expense. Interest expense for the three months ended March 31, 2008 was $3.5 million, an increase of 30.7% compared with $2.7 million for the three months ended March 31, 2007. This increase was primarily due to the restructuring agreement that was completed on September 1, 2007 and the Yenura financing facility which was completed on December 31, 2007, which carried higher interest rates. See Note D – Debt of the notes to the financial statements for further discussion.

Other income (expense). Other income for the three months ended March 31, 2008 was $0.1 million compared with $0.1 million of expense recorded in the three months ended March 31, 2007, as a result of the effect of foreign currency fluctuations for the periods.

Income tax

During the three months ending March 31, 2008, the Company recorded an income tax expense of $0.3 million compared to an income tax benefit of $2.5 million for the three months ending March 31, 2007. This expense and prior year benefit is the result of current period operating losses and the establishment of a valuation allowance against certain intercompany transactions.

LIQUIDITY AND CAPITAL RESOURCES

Overview

As of March 31, 2008, we had cash and cash equivalents of $2.0 million. Cash and cash equivalents decreased $1.8 million during the three months ended March 31, 2008. This decrease resulted from $10.1 million used in operating activities, $1.1 million used in investing activities, and $9.4 million provided by financing activities. Cash flows used in operations includes the net loss of $36.8 million, and $8.4 million provided from working capital and $18.3 million in non cash expenses included in net loss. Investing activities consisted mainly of $0.3 million used for the purchase of property and equipment, $1.6 million used for purchase of terrestrial repeater and uplink equipment and a $0.8 million decrease in restricted cash. Financing activities consisted of proceeds of $19.2 million from the Yenura financing facility, offset by a payment of $9.8 million on the senior secured notes. The net effect of foreign currency rate changes on cash and cash equivalents was $0.2 million.

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

Yenura Financing

In December 2007, the Company entered into a facility agreement with Yenura Pte Ltd. (Yenura) in which Yenura agreed to make available up to $40 million from time to time pursuant to draw down notices issued on or prior to January 31, 2008, in consideration for the issuance of certain subordinated convertible notes. Due to Yenura’s slow action in making the full committed amount available, the Company has not yet been fully able to draw down on the facility. During the first quarter 2008, the Company drew $19.2 million under this facility. As disclosed in Note D Debt, Yenura financing, the Company has drawn an additional $7.0 million from this financing facility from April 1, 2008 through May, 2008.

The subordinated convertible notes issuable under this Yenura facility mature on January 3, 2013 and accrue interest at the rate of 8% per year and shall be payable in arrears with the first interest date being January 15, 2009. Yenura is a company controlled by Noah Samara, chairman and CEO of Worldspace (refer to Note L—Related-Party Transaction to the financial statements for further discussion).

Uses of Cash

Our cash used during the three months ended March 31, 2008, consisted primarily of funding operating expenses, and working capital.

Future Operating Liquidity and Capital Resource Requirements

Normal operating and capital expenditures and debt repayment during the three month period ending March 31, 2008 amounted to approximately $21.7 million, leaving the Company with total cash and cash equivalents of about $ 2.0 million and restricted cash and investments of about $5.6 million at March 31, 2008. As described in Note B of our interim financial information, the Company has cash with a lessor and financial institutions to support letters of credit pursuant to lease agreements and other banking arrangements. We do not have ready access to use our restricted cash for operations.

On January 31, 2008 a principal amount of $9.8 million plus interest was paid to the holders of our senior secured notes and $17.7 million plus interest of the senior secured notes that was issued as part of the convertible note restructuring will be repayable on May 31, 2008.

Under the terms of the senior secured notes and amended and restated convertible notes we issued as part of the convertible note restructuring, we may incur secured indebtedness of up to $75 million (less any amounts outstanding under the senior secured notes) of senior secured first priority indebtedness. We may borrow up to $100 million (less any amounts outstanding under the amended and restated convertible notes) of senior secured second priority indebtedness which is pari passu with the amended and restated convertible notes and unlimited unsecured debt, as long as such debt has a maturity date that is at least 91 days after the maturity date of the amended and restated convertible notes and total cash, interest and fees payable on such indebtedness do not exceed 12% per annum. We may not borrow senior indebtedness or second priority indebtedness from Yenura or any of its affiliates. We will be required to repay any outstanding principal of the senior secured notes from new equity or debt financing, certain excess cash flow or the cash proceeds of asset sales and casualty events, subject to customary exceptions. We are not permitted to make any mandatory or optional prepayment on debt, (other than previously discussed under the Yenura financing agreement) while the amended and restated convertible notes are outstanding.

In December 2007, the Company entered into a facility agreement with Yenura Pte Ltd. (Yenura) in which Yenura agreed to make available up to $40 million from time to time pursuant to draw down notices issued on or prior to January 31, 2008, in consideration for the issuance of certain subordinated convertible notes. Due to Yenura’s slow action in making the full committed amount available, the Company continues to draw down on the facility. During the first quarter 2008, the Company has drawn $19.2 million under this facility. As disclosed in Note D Debt, Yenura financing, the Company has drawn an additional $7.0 million from this financing facility from April 1, 2008 through May, 2008.

The convertible notes issuable under the Yenura facility are convertible at the option of the note holders into shares of Class A Common Stock, provided, however, that they will first be convertible upon the earliest to occur of the following (i) January 15, 2009, (ii) an event of default and (iii) the first public announcement of a proposed change of control (as such terms are defined in the convertible notes). The conversion amount shall be calculated as the portion of the principal drawdown plus any accrued and unpaid interest and late charges. The conversion rate is $4.25 per share.

The focus of our execution includes continuing to build towards the launch of mobile services in Italy and the Middle East. Subject to available funds, we contemplate funding business development and technology related expenses geared towards a service launch in Italy and the Middle East in early 2009; minimal technology-related and other expenditures for a service launch in India and Bahrain, and with respect to other European markets and other selected markets within our coverage areas, limited business development expenses.

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

We regularly evaluate our plans and strategy. These evaluations may result in changes to our plans and strategy, some of which may be material and significantly change our cash requirement. Our business plan is based on estimates regarding expected future costs and expected revenue. Our costs may exceed our revenues, may fall short of our estimates, our estimates may change, and future developments may affect our estimates.

Capital Expenditures

We have spent approximately $749 million on capital expenditures related to the development and launch of our satellites, for our ground systems and for property and equipment. We may spend additional amounts to enhance our infrastructure with terrestrial repeaters depending on licenses and business requirement, if supported by an appropriate business model and funding of such projects. Over the next 12 months, we anticipate technology, terrestrial repeater network installation expenses, chip-set and receiver development expenses and studio facility build-out expenses associated with rolling out our services in Italy. We estimate those expenses to be approximately $60 million beginning in 2008. We expect to start our terrestrial repeater network build-out in key metropolitan areas in India in 2009, assuming we obtain the necessary regulatory approvals. We currently estimate those costs to be approximately $20 million over the next few years. These amounts will need to be reviewed as we conduct actual testing, including further topographical analysis. We also expect to start our terrestrial repeater build out in Bahrain; however we do not expect this cost to be significant. Until we receive the final approvals from China’s regulatory agencies, we will not start the build-out of a terrestrial repeater network in China. Our future capital expenditures will depend on our business strategy and our response to business opportunities including receipt of additional licenses and trends in our industry and our markets.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency

As a global company, we are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany balances between subsidiaries that operate in different functional currencies and transactions with customers, suppliers and employees that are denominated in foreign currencies. Our objective is to minimize our exposure to these risks through our normal operating activities and, where appropriate, to have these transactions denominated in United States dollars. For the three months ended March 31, 2008, approximately 74% of our total revenues and 23% of total operating expenses were denominated in foreign currencies. The following table shows approximately the split of these foreign currency exposures by principal currency:

	Foreign Currency Exposure at March 31, 2008				Other	Total Exposure
	Euro	Indian Rupee	Kenyan Shilling	South African Rands
Total Revenues (three months ended March 31, 2008)	10%	79%	0%	7%	4%	100%

Total Cost of Revenues and Operating Expenses (three months ended March 31, 2008)	17%	53%	0%	5%	25%	100%

For the three months ended March 31, 2007, approximately 80% of our total revenues and 27% of our total operating expenses were denominated in foreign currencies.

Interest Rates

Our market risk from changes in interest rates is not material since the Company’s debt includes $45 million of the Senior Secured Notes which accrue interest at the London Inter Bank Offering Rate (LIBOR) plus 650 basis points per year and the amended and restated Convertible Notes which have a fixed interest rate. For the period January 1, 2008 through February 29, 2008 the LIBOR was 5.12% which decreased in March 2008 to 3.08%.

We classify our investments in money market funds as cash equivalents. We currently do not hedge either foreign exchange or interest rate exposures, but do not believe that an increase in interest rates would have a material effect on the value of our cash equivalents or the convertible notes.

As of March 31, 2008, we had $2.0 million in cash and cash equivalents and $5.6 million in restricted cash and investments.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls. Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Part II—Other Information

Item 1. Legal Proceedings

As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, securities class action litigation suits were filed in the United States District Court for the Southern District of New York, on behalf of persons who purchased or otherwise acquired the Company’s publicly traded securities. The lawsuits were filed against the Company, Noah A. Samara, President and Chief Executive Officer; Sridhar Ganesan, Chief Financial Officer; Cowen & Co. LLC, and UBS Securities LLC (“Defendants”). The complaints (all similar) allege violations of Sections 11, 12(a)2, and 15 of the Securities Act of 1933. The suits claim that certain customers were incorrectly counted as subscribers after they had ceased to be paying subscribers. The complaints have been consolidated and on August 9, 2007, an amended complaint was filed on behalf of all the plaintiffs. The Company is planning to vigorously defend against these claims.

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

Net proceeds to the Company were approximately $220.8 million.

As of March 31, 2008, the Company had utilized all of the net proceeds towards the following expenditures:

(1) Capital expenditures to an extent of $13.6 million;

(2) Income taxes to an extent of $19.8 million;

(3) Sales and marketing expenditures to an extent of $23.2 million;

(4) Cost of goods sold, general and administrative expenses to an extent of $110.0 million; and

(5) Convertible debt restructuring payment of $50 million and $4.2 million for financing costs and legal fees.

Item 3. Defaults Upon Senior Securities

(a) Not applicable.

(b) Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended March 31, 2008.

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

Dated: May 15, 2008

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