Form 10-Q
period 2008-06-30
WorldSpace, Inc
filed 2008-08-14
CIK 1315054

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Small Reporting Company  ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

(Class)	(Outstanding as of August 13, 2008)
CLASS A COMMON STOCK, $0.01 PAR VALUE	42,819,231

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

PART I. FINANCIAL INFORMATION

Item 1:	Financial Statements

WORLDSPACE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three-Months and Six-Months ended June 30, 2008 and 2007

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(in thousands, except share and per share data)
Revenue
Subscription revenue	$1,747	$1,884	$3,482	$3,704
Equipment revenue	393	535	731	1,015
Other revenue	1,127	1,189	2,098	1,935

Total Revenue	3,267	3,608	6,311	6,654

Operating Expenses
Cost of services (excludes depreciation separately below)
Satellite transmission, programming and other	5,295	8,266	11,947	15,635
Cost of equipment	341	952	907	2,706
Research and development	530	1,430	2,976	1,525
Selling and marketing	1,123	3,491	2,774	5,985
General and administrative	11,058	16,060	21,354	30,339
Depreciation and amortization	14,712	14,805	29,498	29,402

Total Operating Expenses	33,059	45,004	69,456	85,592

Loss from Operations	(29,792)	(41,396)	(63,145)	(78,938)

Other Income (Expense)
Interest income	217	1,779	407	4,073
Interest expense	(5,866)	(3,023)	(9,353)	(5,690)
Write-off of deferred debt issuance costs	—	(11,516)	—	(11,516)
Other	(158)	(324)	(68)	(401)

Total Other Income (Expense)	(5,807)	(13,084)	(9,014)	(13,534)

Loss Before Income Taxes	(35,599)	(54,480)	(72,159)	(92,472)
Income Tax Benefit (Expense)	(363)	3,234	(625)	5,694

Net Loss	(35,962)	(51,246)	(72,784)	(86,778)

Loss per share - basic and diluted	$(0.85)	$(1.30)	$(1.72)	$(2.21)

Weighted Average Number of Shares Outstanding	42,327,845	39,391,365	42,327,748	39,202,912

See accompanying notes to unaudited condensed consolidated financial statements.

WORLDSPACE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2008 and December 31, 2007

	June 30, 2008	December 31, 2007
	Unaudited
	(in thousands, except share information)
Assets
Current Assets
Cash and cash equivalents	$1,224	$3,597
Accounts receivable, net	793	1,454
Prepaid expenses	2,985	5,465
Inventory, net	3,684	2,313
Other current assets	5,985	3,860

Total Current Assets	14,671	16,689

Restricted Cash and Investments	4,839	6,312
Property and Equipment, net	13,268	14,659
Satellites and Related Systems, net	272,002	298,503
Deferred Financing Costs, net	2,146	3,457
Other Assets	456	394

Total Assets	$307,382	$340,014

Current Liabilities
Current Portion of Long Term Debt	$83,528	$27,500
Accounts payable	35,186	22,976
Accrued expenses	16,643	15,417
Income taxes payable	1,613	1,334
Accrued purchase commitment	18,242	18,242
Accrued interest	1,118	810

Total Current Liabilities	156,330	86,279

Long-term Debt	27,488	66,513
Deferred Tax Liability	120,324	120,325
Other Liabilities	4,587	4,453
Contingent Royalty Obligation	1,814,175	1,814,175

Total Liabilities	2,122,904	2,091,745

Commitments and Contingencies	—	—
Minority Interest	438	689
Shareholders’ Deficit
Preferred Stock, $.01 par value; 25,000,000 shares authorized; no shares issued and outstanding as of June 30, 2008 and December 31, 2007	—	—
Class A Common stock, $.01 par value; 200,000,000 shares authorized; 42,333,764 shares and 42,321,983 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	423	423
Additional paid-in capital	746,974	738,468
Accumulated other comprehensive loss	3,750	3,012
Accumulated deficit	(2,567,107)	(2,494,323)

Total Shareholders’ Deficit	(1,815,960)	(1,752,420)

Total Liabilities and Shareholders’ Deficit	$307,382	$340,014

See accompanying notes to unaudited condensed consolidated financial statements.

WORLDSPACE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months ended June 30, 2008 and 2007

	Six months ended June 30,
	2008	2007
	(in thousands)
Cash Flows from Operating Activities
Net loss	$(72,784)	$(86,778)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29,498	29,402
Write-off of deferred finance costs	—	11,516
Amortization of deferred financing costs, debt discount and warrants	5,107	929
Loss on disposal of assets	252	187
Stock-based compensation	2,709	2,074
Allowance for doubtful accounts receivable	211	(104)
Loss on inventory valuation	(455)	—
Deferred tax benefit	—	(6,360)
Other	243	114
Changes in assets and liabilities:
Accounts receivable and other assets	(109)	150
Accounts payable and accrued expenses	13,822	(3,149)
Accrued interest	2,035	(1,080)
Income taxes payable	279	(610)
Other liabilities	(253)	393

Net Cash Used in Operating Activities	(19,445)	(53,316)

Cash Flows from Investing Activities
Purchase of property and equipment	(856)	(1,104)
Purchase of marketable securities	—	(161,266)
Maturities of marketable securities	—	258,414
Purchase of satellite and related systems	(1,002)	(3,749)
Decrease in restricted cash, net	1,473	1,110

Net Cash (Used in) Provided by Investing Activities	(385)	93,405

Cash Flows from Financing Activities
Redemption of debt	(9,811)	(50,000)
Proceeds from Yenura financing facility	27,088	—
Proceeds from exercise of employee stock options	—	1,091
Proceeds from exercise of warrants	—	707
Payment of withholding taxes on restricted stock vesting, net	—	(1,465)
Minority interest	—	(137)

Net Cash Provided (Used in) by Financing Activities	17,277	(49,804)

Net Decrease in Cash and Cash Equivalents	(2,553)	(9,715)
Net effect of Foreign Currency rate changes on Cash and Cash Equivalents	180	368
Cash and Cash Equivalents, beginning of period	3,597	27,565

Cash and Cash Equivalents, end of period	$1,224	$18,218

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$163	$2,548
Cash paid for interest	$2,252	$5,181
Long-term debt converted to Equity	$—	$302
Issuance of Warrants	$5,797	$7,011

See accompanying notes to unaudited condensed consolidated financial statements.

WORLDSPACE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER’S DEFICIT AND COMPREHENSIVE LOSS

Six months ended June 30, 2008

(in thousands, except share information)

	Class A Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total	Comprehensive Loss
Balance, Dec 31, 2007 (Audited)	42,321,983	$423	$738,468	$3,012	$(2,494,323)	$(1,752,420)
Employee stock-based compensation	—	—	2,709	—	—	2,709
Foreign currency translation adjustment	—	—		738	—	738	738
Employee restricted stock vesting	11,781	—	—	—	—	—
Value of Warrants attached to debt	—	—	5,797			5,797
Net loss	—	—	—	—	(72,784)	(72,784)	(72,784)

Comprehensive Loss							(72,046)

Balance, June 30, 2008 (Unaudited)	42,333,764	$423	$746,974	$3,750	$(2,567,107)	$(1,815,960)

See accompanying notes to unaudited condensed consolidated financial statements.

WORLDSPACE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(A) Organization and Liquidity

WorldSpace, Inc. (WSI) was organized on July 29, 1990, and incorporated in the State of Maryland on November 5, 1990. WorldSpace, Inc. and Subsidiaries (the Company) is engaged in the design, development, construction, deployment and financing of a satellite-based radio and data broadcasting service, which serve areas of the world where traditional broadcast media or internet services are limited. The Company, which operates in 10 countries, has one satellite in orbit over Africa, another over Asia and a completed third satellite currently in storage. This satellite, which can be used to replace either of the Company’s two operational satellites may also be modified and launched to provide DARS in Western Europe.

Going Concern and Liquidity

The Condensed Consolidated Financial Statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. Our cash balances are critically low and we are trying to raise additional funds. Our cash on hand at June 30, 2008 was $1.2 million. The Company has incurred net losses of $72.8 million for the six month period ending June 30, 2008, an accumulated deficit as of June 30, 2008 of $2.6 billion and expects to continue incurring losses for the foreseeable future. Our available cash as of June 30, 2008 consisted mainly of proceeds remaining from the Yenura financing facility we entered into in January 2008. Proceeds of $27.1 million, net of transaction expenses, were used to fund subscriber management, content development, capital expenditures (including the roll-out of terrestrial repeater network), working capital needs to provide developmental funding in Western Europe and other additional markets. The Company must raise substantial additional capital during 2008 in order to continue its current level of operations and to pursue its business plan. Based upon our current plans, we estimate that our cash and cash equivalents will not be sufficient to cover our estimated funding needs for 2008. With a view to increasing future operating liquidity and augment its capital resources, the Company is currently in discussions to raise additional funds to meet our needs.

As can be seen from our statement of cash flows, we borrowed $27.1 million from Yenura under our current financing agreement and used these proceeds to make payments on our senior secured notes of $9.8 million and used $17.3 million for operations. Because of our current liquidity situation we have not been able to make and have had to delay payments to many of our critical vendors and our employees. During the six months ended June 30, 2008 our payables have increased by $13.5 million and as noted below and in the notes to the financial statements, Note D Debt, the Company’s senior secured notes and convertible notes payment terms have been accelerated and as a result, the long term portion of the debt has been recorded as current liabilities.

On June 3, 2008, the Company entered into a restructuring agreement with the senior secured note holders, to defer its May 31, 2008 principal note payment of $17.7 million and interest payment to June 30, 2008. As part of the agreement, the payment terms of the remaining senior secured notes of $17.5 million were accelerated from June 1, 2010 to July 31, 2008, and the payment terms of the convertible notes of $52 million were accelerated from May 31, 2010 to September 30, 2008.

On July 3, 2008, the Company entered into a forbearance agreement and amendment with the senior secured note holders, to defer its June 30, 2008 principal note payment of $18.8 million and interest to July 9, 2008 which was further defer to July 31, 2008, as the Company entered into a second forbearance agreement and amendment with the senior secured note holders.

On July 24, 2008, the Company entered into a third forbearance agreement and amendment which further extends the forbearance period through September 15, 2008. Pursuant to this agreement, the Company also agreed to pay the senior secured note holders on or before July 25, 2008, $18.5 million of principal and interest on the senior secured notes, which payment was made as agreed.

On July 24, 2008, the Company entered into a financing agreement with Yenura, in which Yenura agreed to make available financing in the aggregate principal amount of $20 million. On July 25, 2008, the Company issued to Yenura, subordinated convertible notes of $20 million as a result of the drawdown. The subordinated convertible notes mature on July 25, 2013. The subordinated convertible notes have an interest rate of 8 percent per annum, payable annually in arrears with the first payment due August 1, 2009 and are convertible into 9.8 million shares of our Class A common stock, at the option of the note-holder, at a price of $2.05 per share.

The Company has not secured any additional commitments for new financing at this time nor can it provide any assurance that new financing will be available on commercially acceptable terms, if at all. If the Company is unable to immediately secure additional capital, it will be required to curtail its operations and if these measures fail, it may not be able to continue its business. Curtailment of operations would cause significant delays in the Company’s efforts to introduce its products to market which is critical to the realization of its business plan and the future operations of the Company.

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

In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring entries, necessary for a fair presentation of the consolidated financial position of WorldSpace, Inc. and its subsidiaries as of June 30, 2008; the results of operations, cash flows and changes in shareholder’s deficit for the three and six month periods ended June 30, 2008 and 2007.

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

Revenue Recognition

Revenue from the Company’s principal activities, subscription audio services and capacity leasing, is recognized as the services are provided. Revenue from subscribers, which is generally billed in advance, consists of fixed charges for service, which are recognized as the service is provided. Direct activation costs are expensed as incurred. Advertising revenue is recognized in the period in which the spot announcement is broadcast. Revenue from the sale of satellite radio receivers is recognized when the product is shipped. Promotions and discounts are treated as an offset to revenue during the period of promotion. Sales incentives, consisting of discounts to subscribers, offset earned revenue. The Company’s current policy is not to accept product returns, but if in the future, the Company were to accept product returns that are not covered under the manufacturers warranty, a sales return allowance will be established based on the guidance provided under Statement of Financial Accounting Standards (SFAS) No. 48. “Revenue Recognition When a Right of Return Exists”.

Cash and Cash Equivalents

All liquid investments, defined as having initial maturities of three months or less, have been classified as cash equivalents. Cash equivalents, as of June 30, 2008 and December 31, 2007, consisted primarily of demand deposits and money market instruments. Cash balances in individual banks exceed insurable amounts.

Restricted Cash and Investments

Cash and investments that are deposited with a lessor or committed to support letters-of-credit issued pursuant to lease agreements and other banking arrangements, have been classified as restricted cash and investments in the accompanying consolidated balance sheets.

Inventories

Inventories are stated at the lower of cost or market value using the first in, first out (FIFO) method of accounting. Inventories primarily consist of satellite radio receivers manufactured to the Company’s specifications by independent third parties. Provisions have been recognized to reduce excess or obsolete inventories to their estimated net realizable value. The Company periodically evaluates inventory levels on hand as to potential obsolescence based on current and future selling prices and anticipated future sales. At June 30, 2008 and December 31, 2007, the Company established a reserve for obsolescence of $4.1 million and $ 4.8 million, respectively.

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

The Company has a stock-based employee compensation plan which is described below. The compensation cost charged against income under the plan was $1.3 million and $2.7 million for the three and six month periods ending June 30, 2008, and was $1.0 million and $2.1 million for the three and six month periods ending June 30, 2007, respectively. In accordance with SFAS No. 123R, the Company will not recognize a deferred tax asset with respect to excess stock compensation deductions until those deductions actually reduce our tax liabilities. As such, the total income tax benefit recognized in the income statement for share-based compensation arrangements was $0 for the three and six month periods ending June 30, 2008 and 2007. At such time the Company utilizes these net operating losses to reduce income taxes payable, the tax benefit will be recorded as an increase in additional paid-in-capital.

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

The fair value of each option award is estimated on the date of grant using Black-Scholes option pricing model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of the stock price of similar entities, for a period not less than the required service period, since the Company does not have a historical volatility equal to the required service period. The Company uses historical data to estimate option exercise and employee termination within the valuation model based on the employee’s career level, historical exercise behavior and other factors for valuation purposes. The expected term of options and other awards granted is derived from the guidance provided under Staff Accounting Bulletin No. 107 (“SAB 107”) “Share Based Payment” and represents the period of time that stock based awards are expected to be outstanding. The risk-free rate for periods within the contractual life of the awards is based on the U.S. Treasury yield curve in effect at the time of grant. No options were granted during six months ended June 30, 2008.

2007
Expected volatility	72% - 98%
Weighted-average volatility	84%
Expected dividends	0%
Risk-free rate	4.67%
Expected term	6.0 years

Stock Appreciation Rights (SARS)

On April 9, 2007, the Company granted 2,764,200 units of stock appreciation rights (“SARS”) to employees and directors of the Company under the Plan. For the six months period ending June 30, 2008 and 2007, of the $2.7 and 2.1 million stock based compensation recorded in income statement, SARS expense was $1.0 and $0.5 million, respectively. These SARS vest equally over a period of three years from the grant date and have a weighted-average grant date fair value per unit of $2.48. The SARS can only be net-share settled.

Summary of option activity:

Summary of the status of the Company’s stock option awards and units including SARS as of January 1, 2008 and changes during the six month period ending June 30, 2008 is presented below:

	Number of options	Weighted average exercise price	Weighted average contractual life remaining	Aggregate intrinsic value
Non-qualified stock options:
Outstanding as of January 1, 2008	17,420,187	$6.16	4.06	$5,620
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	851,012	—	—	—
Outstanding at June 30, 2008	16,569,175	6.32	3.63	$7,758
Exercisable at June 30, 2008	14,615,408	$6.76	2.46	$7,758

Cash received from the exercise of stock options under all share-based payment arrangements for the three month period ending June 30, 2008 and 2007 was $0.0 and $0.9 million, respectively. Cash received from the exercise of stock options under all share-based payment arrangements for the six month period ending June 30, 2008 and 2007 was $0.0 and $1.1 million, respectively.

Summary of the status of the Company’s nonvested restricted share awards and units as of June 30, 2008 and changes during the six month period ending June 30, 2008 is presented below:

	Shares	Aggregate Grant Date Fair Value	Weighted average grant date fair value
Nonvested restricted shares:
Nonvested at January 1, 2008	542,894	$4,155,420	$7.65
Granted	—	—	—
Vested	11,781	167,172	14.19
Forfeited/Cancelled	13,868	291,089	20.99

Nonvested at June 30, 2008	517,245	$3,697,159	7.15

Summary of the status of the Company’s nonvested stock options as of June 30, 2008 and changes during the six month period ending June 30, 2008 is presented below:

	Shares	Aggregate Grant Date Fair Value	Weighted average grant date fair value
Nonvested stock options:
Nonvested at January 1, 2008	3,558,311	$10,558,033	$2.97
Granted	—	—	—
Vested	1,379,962	4,701,106	$3.41
Forfeited	224,582	725,397	$3.23

Nonvested at June 30, 2008	1,953,767	$5,131,530	$3.36

As of June 30, 2008, there was $5.6 million of total unrecognized compensation related to restricted stock awards, units and options granted under the plan. That cost is expected to be recognized over a weighted-average period of 1.5 years.

(D) Debt

Long-Term Debt

Long-term debt at June 30, 2008 and December 31, 2007 consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
Senior Secured Notes	$36,145	$44,997
Convertible Notes	54,318	53,550
Unsecured Convertible Notes—Yenura	27,088	—
Discount on Long Term Debt	(6,935)	(4,934)
Notes Payable	400	400

	$111,016	$94,013
Current Portion of Long Term Debt	(83,528)	(27,500)

Long Term Debt	$27,488	$66,513

Convertible Promissory Notes Restructuring

In December 2004, the Company raised $142 million ($155 million, less $13 million in issuance costs) by issuing $155 million of 5 percent convertible promissory notes to several investors. On June 1, 2007, the Company entered into an agreement with the holders of our $155 million convertible notes to affect a partial redemption and exchange of the currently outstanding convertible notes. The agreement has two elements: cash redemption of part of the principal amount of the convertible notes; and issuance of new notes (senior secured and convertible) and warrants in exchange for the unredeemed portion of the new notes. The Company repaid $50 million principal amount of the existing notes for cash and exchanged the remaining $105 million principal amount of the existing notes for senior secured notes of $45 million, secured convertible notes if $60 million and warrants to purchase 2.65 million shares of Class A common stock at an exercise price of $4.25 per share, valued at $7 million. As part of this agreement, $22.5 million of the $45 million senior secured notes were due to be repaid on May 31, 2008 and the remaining balance of $22.5 million were due on May 31, 2010. The senior secured notes also require mandatory principal repayment out of the net proceeds of any debt or equity financing, certain excess cash flow, or sale of assets or casualty loss, subject to customary exceptions. The senior secured notes are carried at cost on the condensed consolidated balance sheets which approximates fair market value. The senior secured notes accrued interest at the rate of London Inter Bank Offering Rate (“LIBOR”) plus 650 basis points per year. The $60 million amended and restated convertible notes were due on May 31, 2010 and accrued interest at 8 percent per annum. It was also agreed that the $45 million senior secured notes would have first priority lien on all of the assets of the Company and the $60 million amended and restated convertibles would have second priority lien on all of the assets. On January 2, 2008, the Company entered into a $40 million loan facility agreement dated as of December 31, 2007, with Yenura Pte Ltd (see Yenura financing facility discussed below) and as part of this agreement, the note-holders waived the mandatory prepayment provision on the $45 million senior secured notes in return for prepayment of $9.8 million by January 31, 2008, following which it was agreed that $17.7 million of the remaining $35.2 million senior secured notes would be due on May 31, 2008 and the remaining $17.5 million on May 31, 2010, provided that a mandatory prepayment as noted above applied for all of the $35 million senior secured notes if the Company raised any money during the term other than under the $40 million Yenura loan facility agreement.

Second amended and restated issued June 13, 2008,

On June 13, 2008, the Company entered into an agreement with its note-holders under which the repayment of notes in the amount of $17.7 million that were due on May 31, 2008, was extended to June 30, 2008. The payment of interest that was accrued on the senior secured notes and the amended and restated convertible notes were also extended to June 30, 2008. Further, the Company agreed to accelerate the repayment of the second part of the senior secured notes from May 31, 2010 to July 31, 2008. Further, the Company also agreed to accelerate the maturity of the amended and restated convertible notes of $52.4 million as of June 13, 2008 (due to conversions of the notes into equity by the note-holders) from the original date of May 31, 2010 to September 30, 2008 and are convertible into 26.2 million shares of our Class A common stock, at the option of the note-holders, at a price of $2.00 per share. The Company is required to reserve out of its authorized and unissued shares of Class A Common Stock a number of shares equal to 120% of outstanding convertible notes from time to time necessary to effect the conversion. The secured convertible notes are carried at cost on the condensed consolidated balance sheets which approximates fair market value. At maturity, the Company shall is obligated to pay to the convertible note holders in cash, 101.5% of the sum of all outstanding principal, accrued and unpaid interest and unpaid late charges.

As part of the debt restructuring and in connection with the exchange for the amended and restated convertible notes for the second amended and restated convertible notes, the Company issued on June 13, 2008, warrants to purchase 5 million shares of our Class A common stock, with an exercise price of $1.55 per share (the “June 2008 Warrants”). The warrants are fully vested and exercisable immediately. The warrants expire five years from the date of issuance. The warrants were valued under Black-Scholes methodology as of the grant date. The Company computed fair value of $1.16 per warrant for a total of approximately $5.8 million. This amount will be amortized over the corresponding terms of convertibility of secured and convertible notes as a discount on long-term debt. The following assumptions were used to determine the fair value of warrants using the Black-Scholes valuation model: a term of five years, risk-free rate of 3.28%, volatility of 98%, and dividend yield of zero.

The unamortized warrant balance of $4.3 million, as of June 30, 2008 issued as part of the convertible promissory notes restructuring discussed above, will be amortized over the remaining period of the terms of the secured and convertible notes as a discount on long-term debt. The Company recognized $1.5 million of this discount during the six month period ended June 30, 2008 as additional interest expense in the financial statements.

Forbearance Agreements and Amendments

On July 3, 2008, the Company entered into a forbearance agreement and amendment with the senior secured note holders, to defer its June 30, 2008 principal note and interest payment of $18.8 million to July 9, 2008. The Company agreed to a default interest rate of 11.18% for its senior secured notes and a default interest of 15% on its secured convertible notes. The default interest rates are in effect until the senior secured notes and interest and secured convertible interest is remedied on July 31, 2008. As part of this forbearance agreement, the Company agreed to exchange the 5.0 million June 2008 Warrants for amended and restated warrants in the aggregate amount of 6.5 million warrants exercisable to acquire shares of the Company’s Class A Common Stock (the “Amended and Restated Warrants”). The Amended and Restated Warrants were issued pursuant to the same terms and conditions (including the initial exercise price of $1.55 per share) and the June 2008 Warrants. The warrants expire five years from the date of issuance.

On July 11, 2008, the Company entered into a second forbearance agreement and amendment with the senior secured note holders, which defers the July 9, 2008 principal and additional interest of $18.9 million to July 31, 2008. As part of this second forbearance agreement, the Company agreed to exchange the 6.5 million amended forbearance warrants to acquire shares of Class A Common Stock issued to the Investors on June 13, 2008 for second amended warrants in the aggregate amount of 8 million warrants exercisable to acquire shares of the Company’s Class A Common Stock (the “Second Amended and Restated Warrants”). The Second Amended and Restated Warrants were issued pursuant tot he same terms and conditions (including the initial exercise price of $1.55 per share) as the Amended and Restated Warrants. The warrants expire five years from the date of issuance.

On July 24, 2008, the Company entered into a third forbearance agreement and amendment which further extends the forbearance period for the senior secured notes through September 15, 2008. Under the Agreement the September 30, 2008 maturity date of the second amended and restated convertible notes will be changed to December 31, 2008 if the Company pay in full on or before September 15, 2008 all amounts due on the senior secured notes. Pursuant to this agreement, the Company paid on July 25, 2008 to the senior secured note holders, $18.5 million of principal and interest on the senior secured notes. The interest rate subsequent to July 25, 2008 is 9.18% for its senior secured notes and 8% on its secured convertible notes.

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

On June 1, 2007, The Company accounted for the restructuring of its notes as debt extinguishment in accordance with EITF 96-16 “Debtor’s Accounting for Modification or Exchange of Debt Instruments”. We recorded a loss of $1.4 million during the year ended December 31, 2007, which represents the difference between the fair value and carrying value of the restructured notes. The loss will be amortized over the remaining life of the notes. As of June 30, 2008, the unamortized balance on the loss is $0.7 million and will be amortized over the remaining life of the notes through September 30, 2008. Additionally, we also capitalized approximately $4.3 million in costs, primarily legal and investment advisor fees, associate with this transaction. These costs will be amortized over the remaining term of the notes through September 30, 2008. As of June 30, 2008, the unamortized balance on these deferred financing costs is $2.1 million is recorded in Deferred Financing Costs in the Condensed Consolidated Balance Sheets. The Company recognized $1.3 million of this discount during the six month period ended June 30, 2008 as additional interest expense in the financial statements. The unamortized deferred financing costs of $11.5 million associated with the old notes were written off in 2007 and recorded in Other Income (Expense) on the Unaudited Condensed Consolidated Statements of Operations.

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

Yenura Facility Agreement

On December 31, 2007, the Company entered into a facility agreement with Yenura Pte Ltd. (Yenura) (Refer to Note L Related-Party Transactions) in which Yenura agreed to make available up to $40 million from time to time pursuant to draw down notices issued on or prior to January 31, 2008, in consideration for the issuance of certain subordinated convertible notes. The subordinated convertible notes mature on January 3, 2013, accrue interest at the rate of 8% per year, payable annually (in the form of additional principal amount) in arrears. The convertible notes are convertible at the option of the note holders into shares of Class A Common Stock, provided, however, that they will first be convertible upon the earliest to occur of the following (i) January 15, 2009, (ii) an event of default and (iii) the first public announcement of a proposed change of control (as such terms are defined in the convertible notes). The conversion amount is calculated as the portion of the principal drawdown plus any accrued and unpaid interest and late charges. The conversion rate is $4.25 per share. As of June 30, 2008, the Company has drawn $27.1 million on this facility. The convertible notes issuable in connection with these draw downs, if converted would result in the issuance of approximately 6.4 million shares to Yenura. The Yenura unsecured convertible notes are carried at cost on the condensed consolidated balance sheets which approximate fair market value.

Yenura Financing Agreement

On July 24, 2008, Company entered into a financing agreement (“Financing Agreement”) with Yenura pursuant to which Yenura has agreed to make available up to $20 million to the Company. Under the terms of the Financing Agreement, the Company is permitted to draw down up to $20 million. On July 25, 2008 the Company drew down the entire $20 million available under the Financing Agreement and issued to Yenura a subordinated convertible note (“Subordinated Convertible Note”) to Yenura in the principal amount of $20 million. The Subordinated Convertible Note will mature on the fifth anniversary of issuance of the first note, will bear interest at the rate of 8% per annum, payable annually (in the form of additional principal amount) in arrears, and in the event of default at an interest rate of 10% per annum. The Subordinated Convertible Note is subordinated in all respects to the Company’s existing indebtedness which includes the senior secured notes and the second amended and restated convertible notes.

In connection with entering into the Financing Agreement, on July 24, 2008 the Company granted Yenura a warrant to acquire 4,800,000 shares of Class A Common Stock at the initial price of $2.00 per share (the “Yenura Warrant”).

The Subordinated Convertible Note is first convertible into shares of Class A Common Stock (and the Yenura Warrant first becomes exercisable) upon the earliest to occur of the following: (i) January 15, 2009, (ii) the first public announcement of a potential change of control, or (iii) certain events of default. Once the Yenura Warrant becomes exercisable, it may be exercised for a period of five (5) years from the date of issuance.

The initial conversion price of the Subordinated Convertible Note is $2.05. If the entire amount of the Subordinated Convertible Notes were to be converted at that price, the Company would be required to issue 9.8 million shares of Class A Common Stock.

So long as the senior secured notes and second amended and restated convertible notes remain outstanding, the Company may not offer security in its assets to any other party. However, under the terms of the Financing Agreement, the Company agreed to grant Yenura first priority security interest in all of its assets once all of the Company’s obligations under the senior secured notes and second amended and restated convertible notes have been extinguished. The Company also agreed not to offer any other party a first priority security interest in any of its assets.

Notes Payable

In June 2006, the Company received $200,000 from the Montgomery County of the State of Maryland under the Economic Development Fund as a contingent loan. This loan could be converted into a grant if the Company maintains a specified number of employees on a particular maturity date and is in compliance with certain other terms of the agreement. The loan has a 5% annual interest rate. At June 30, 2008, under the terms of the loan, the Company was contingently obligated to repay the loan principal together with accrued interest.

In August 2006, the Company received $200,000 from the Department of Business and Economic Development of the State of Maryland as a contingent loan. This loan could be converted into a grant if the Company maintains a specified number of employees on a particular maturity date and is in compliance with certain other terms of the agreement. The loan has a 3% annual interest rate. At June 30, 2008, under the terms of the loan, the Company was contingently obligated to repay the loan principal together with accrued interest.

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

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate. The 2008 effective tax rate is estimated to be lower than the 35% statutory rate primarily due to anticipated earnings and losses of our subsidiaries outside of the U.S. in jurisdictions where our effective tax rate is lower than in the U.S. and the establishment of a valuation allowance against a portion of the US losses. Cash paid for income taxes was $0.2 million and $2.5 million during the six months ended June 30, 2008 and 2007, respectively.

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

For the six-month periods ended June 30, 2008 and 2007, options, SARS, restricted stock awards, restricted stock units, warrants and other convertible securities to purchase approximately 38.3 million and 20.8 million shares of common stock, respectively, were outstanding, but not included in the computation of diluted earnings per share, because the effect would be anti-dilutive.

(G) Commitments and Contingencies

Leases

The Company leases office space under non-cancelable operating leases that expire through 2016. As of June 30, 2008 minimum annual rental commitments under these leases are:

(in thousands)
July - December 2008	$2,101
2009	3,683
2010	3,706
2011	3,508
2012	3,462
Thereafter	11,353

Total lease commitments	$27,813
Less: Sublease rental income	(6,281)

$21,532

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

In April and May 2007, securities class action litigation suits were filed in the United States District Court for the Southern District of New York, on behalf of persons who purchased or otherwise acquired the Company’s publicly traded securities. The lawsuits were filed against the Company, Noah A. Samara, President and Chief Executive Officer; Sridhar Ganesan, Chief Financial Officer; Cowen & Co. LLC, and UBS Securities LLC (“Defendants”). The complaints (all similar) allege violations of Sections 11, 12(a)2, and 15 of the Securities Act of 1933. The suits claim that certain customers were incorrectly counted as subscribers after they had ceased to be paying subscribers. The complaints have been consolidated and on August 9, 2007, an amended complaint was filed on behalf of all the plaintiffs. On July 21, 2008, the court in the matter denied defendants motion to dismiss the complaint. The Company is planning to vigorously defend against these claims.

Design and Production Agreement

The Company is committed to purchasing 722,445 satellite radio receiver chipsets for approximately $18.2 million at June 30, 2008. The chipsets have not been purchased as of June 30, 2008. The Company has recorded a liability of $18.2 million at June 30, 2008, as accrued purchase commitment in the accompanying consolidated balance sheet.

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

(I) Minority Interest

The Company’s Italian subsidiary, WorldSpace Italia S.r.l., is a majority-owned subsidiary of the Company’s European holding company, WorldSpace Europe SAS. WorldSpace Italia’s other partner is New Satellite Radio S.r.l., an Italian company whose primary shareholder is Class Editori S.p.A., a media and broadcast corporation based in Milan. New Satellite Radio holds a 35 percent interest in WorldSpace Italia S.r.l., and has contributed $0.9 million towards capital investment. The net outstanding minority interest of New Satellite Radio S.r.l., as of June 30, 2008 was $0.4 million and is separately classified in the accompanying unaudited condensed consolidated balance sheets

(J) Recent Accounting Pronouncements

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

Those assets and liabilities measured at fair value under SFAS 157 for the period ended June 30, 2008 did not have a material impact on our consolidated financial statements. The Company is currently evaluating the potential impact of this statement (related to nonfinancial assets and nonfinancial liabilities).

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). This Statement establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest, and for the deconsolidation of a subsidiary. SFAS 160 also establishes disclosure requirements that distinguish between the interests of the parent and the minority interest. This statement is effective for us beginning January 1, 2009. We have not determined the impact this new pronouncement will have on the consolidated financial statements.

(K) Geographic Areas

The following tables present summary operating information by geographic segment for the three and six months ended June 30, 2008 and 2007:

	Geographical Area Data
	Three Months ended June 30,		Six Months ended June 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Revenue
United States	$732	$929	$1,533	$1,537
France	405	284	621	526
South Africa	144	270	309	440
Singapore	7	8	14	17
India	1,904	2,038	3,680	3,945
Other foreign countries	75	79	154	189

	$3,267	$3,608	$6,311	$6,654

Long-lived Segment Assets:

	June 30. 2008	December 31, 2007
	(in thousands)
United States	$279,206	$306,727
Foreign countries	6,064	6,435

Excludes deferred financing costs, restricted cash and investments and investments in affiliates and other assets.

(L) Related Party Transactions

Yenura Pte. Ltd. is a company controlled by Noah Samara, chairman and CEO of Worldspace. As previously described, the Company entered into a facility agreement with Yenura Pte Ltd. On December 31, 2007 in which Yenura agreed to make available up to $40 million from time to time pursuant to draw down notices issued on or prior to January 31, 2008, in consideration for the issuance of certain subordinated convertible notes. The subordinated convertible notes mature on January 3, 2013 and accrue interest in arrears (in the form of additional principal amount) at the rate of 8% per year. On July 24, 2008, the Company entered into a second financing agreement with Yenura, in which Yenura agreed to make available financing in the aggregate principal amount of $20 million.

In March 2007, the Company agreed to indemnify the Chairman, Chief Executive Officer and President, Noah A. Samara, for personal legal expenses associated with certain matters arising by reason of the fact that Mr. Samara was an officer and/or director of the Company. Total costs agreed to be reimbursed by the Company were $650,000 for the six months ended June 30, 2007. Such costs are included in the accompanying Unaudited Condensed Consolidated Statements of Operations under General and Administrative expenses.

(M) Subsequent events

Subsequent to June 30, 2008, the Company as described in Note D Debt, entered into several forbearance agreements and amendments with the senior secured note holders. The Company also entered into a new financing agreement with Yenura, in which Yenura agreed to make available financing in the aggregate principal amount of $20 million. The proceeds of these notes were used to satisfy senior secured note principal and interest payments of $18.5 million, the remaining balance was used for operational purposes.

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

Overview

As stated previously in filings and in other communications with investors, the Company is focusing its current efforts on developing its business in Europe and all the technological (receivers) and infrastructure (such as repeaters, studios and uplinks) requirements for launching services in those markets, beginning with Italy. The Company’s focus has also been on securing terrestrial repeater licenses in additional markets in Europe, which resulted in licenses in Germany and Switzerland and efforts are underway in other critical markets such as France and Spain. In the UK, during the month of May 2008, WorldSpace competed in an auction process administered by its regulatory body, Ofcom, for granting the terrestrial use of spectrum in the L-Band, but could not be successful in its bidding for frequency blocks due to financial constraints. With a view to having the ability to launch services in the UK, the Company is making attempts to secure the use of some frequency blocks from the ultimate winner in the auction process.

In India, as previously stated, pending the receipt of a terrestrial repeater license and completion of an agreement with an investing local partner, since 2007 the Company has very substantially limited the operations and marketing of its services to a non-mobile subscriber base, which has resulted in very little addition to its subscriber base in India, while lack of marketing due to financial constraints and the Europe focus has led to loss of subscribers in other regions such as Europe, South Africa and the Middle East.

In view of lack of financial resources pending new financing and delayed draw-downs under the January 2008 Yenura financing, the Company has severely curtailed its operational and capital expenditures and is expected to do so until there is a material change in its financial resources.

Summary Operating Metrics

The key metrics we use to monitor our business growth and our operational results are: ending subscribers, Average Monthly Subscription Revenue Per Subscriber (“ARPU”), Subscriber Acquisition Cost (“SAC”), Cost Per Gross Addition (“CPGA”) and EBITDA presented as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net Subscriber Additions	187	(1,313)	(2,509)	(8,772)
India	2,283	3,261	1,234	11,605
ROW (5)	(2,096)	(4,574)	(3,743)	(20,377)
Total EOP Subs	171,657	190,333	171,657	190,333
India	164,309	173,615	164,309	173,615
ROW (5)	7,348	16,718	7,348	16,718
ARPU (1)	$3.44	$3.28	$3.40	$3.23
ARPU (India)	3.22	2.98	3.14	2.96
ARPU (ROW) (5)	7.53	6.06	7.83	5.57
SAC (2)	$13	$21	$11	$28
SAC (India)	19	22	15	29
SAC (ROW) (5)*	0	0	0	0
CPGA (3)	$22	$110	$55	$91
CPGA (India)	27	108	40	87
CPGA (ROW) (5)	13	144	35	124
EBITDA (4)	$(15,238)	$(26,915)	$(33,715)	$(49,937)

(1)	Average Monthly Subscription Revenue Per Subscriber (“ARPU”)—Please see further discussion under Average Monthly Subscription Revenue Per Subscriber under “Managements Discussion and Analysis of Financial Condition” and “Results of Operations-Revenue”

(2)	SAC—Please see further discussion under Subscriber Acquisition Cost under “Managements Discussion and Analysis of Financial Condition” and “Results of Operations-Cost of services”. SAC does not include any cost related to corporate overhead or headcount.
(3)	CPGA—Please see further discussion under Cost Per Gross Addition under “Managements Discussion and Analysis of Financial Condition” and “Results of Operations-Operating expense”. CPGA does not include any cost related to corporate overhead or headcount.
(4)	EBITDA—We refer to net loss before interest income, interest expense, income taxes, depreciation and amortization as “EBITDA”. EBITDA is not a measure of financial performance under generally accepted accounting principles. We believe EBITDA is often a useful measure of a company’s operating performance and is a significant basis used by our management to measure the operating performance of our business. Because we have funded and completed the build-out of our system through the raising and expenditure of large amounts of capital, our results of operations reflect significant charges for depreciation, amortization and interest expense. EBITDA, which excludes this information, provides helpful information about the operating performance of our business, apart from the expenses associated with our physical plant or capital structure. EBITDA is frequently used as one of the bases for comparing businesses in our industry, although our measure of EBITDA may not be comparable to similarly titled measures of other companies. EBITDA does not purport to represent operating loss or cash flow from operating activities, as those terms are defined under generally accepted accounting principles and should not be considered as an alternative to those measurements as an indicator of our performance.
(5)	ROW—Rest of World: All other operating regions excluding India.
*	SAC (ROW) for the three and six months ended June 30, 2008 and 2007 was negative, indicating a positive margin from the sale of equipment and therefore was denoted with a zero value whereas India’s SAC represents negative margins resulting from its costs exceeding its revenues.

The following table reconciles our reported net loss to earnings before interest, taxes, depreciation and amortization (“EBITDA”), EBITDA is not a measure of performance under generally accepted accounting principles in the United States of America.

	Three months ended June 30,
	2008	2007
Reconciliation of Net Loss to EBITDA
Net Loss as reported	$(35,962)	$(51,246)
Addback non-EBITDA items included in net loss:
Interest income	(217)	(1,779)
Interest expense	5,866	14,539
Depreciation & amortization	14,712	14,805
Deferred income tax expense (benefit)	363	(3,234)

EBITDA	$(15,238)	$(26,915)

	Six months ended June 30,
	2008	2007
Reconciliation of Net Loss to EBITDA
Net Loss as reported	$(72,784)	$(86,778)
Addback non-EBITDA items included in net loss:
Interest income	(407)	(4,073)
Interest expense	9,353	17,206
Depreciation & amortization	29,498	29,402
Deferred income tax expense (benefit)	625	(5,694)

EBITDA	$(33,715)	$(49,937)

Results of Operations

WORLDSPACE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three-Months and Six Months ended June 30, 2008 and 2007

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(in thousands, except share and per share data)
Revenue
Subscription revenue	$1,747	$1,884	$3,482	$3,704
Equipment revenue	393	535	731	1,015
Other revenue	1,127	1,189	2,098	1,935

Total Revenue	3,267	3,608	6,311	6,654

Operating Expenses
Cost of services (excludes depreciation separately below)
Satellite transmission, programming and other	5,295	8,266	11,947	15,635
Cost of equipment	341	952	907	2,706
Research and development	530	1,430	2,976	1,525
Selling and marketing	1,123	3,491	2,774	5,985
General and administrative	11,058	16,060	21,354	30,339
Depreciation and amortization	14,712	14,805	29,498	29,402

Total Operating Expenses	33,059	45,004	69,456	85,592

Loss from Operations	(29,792)	(41,396)	(63,145)	(78,938)

Other Income (Expense)
Interest income	217	1,779	407	4,073
Interest expense	(5,866)	(3,023)	(9,353)	(5,690)
Write-off of deferred debt issuance costs	—	(11,516)	—	(11,516)
Other	(158)	(324)	(68)	(401)

Total Other Income (Expense)	(5,807)	(13,084)	(9,014)	(13,534)

Loss Before Income Taxes	(35,599)	(54,480)	(72,159)	(92,472)
Income Tax Benefit (Expense)	(363)	3,234	(625)	5,694

Net Loss	(35,962)	(51,246)	(72,784)	(86,778)

Loss per share - basic and diluted	$(0.85)	$(1.30)	$(1.72)	$(2.21)

Weighted Average Number of Shares Outstanding	42,327,845	39,391,365	42,327,748	39,202,912

See accompanying notes to unaudited condensed consolidated financial statements.

Three months ended June 30, 2008 compared with three months ended June 30, 2007

Revenue

The table below presents our operating revenue for the three months ended June 30, 2008 and 2007, together with the relevant percentage of total revenue represented by each revenue category.

	Three months ended June 30,
	2008		2007
	($ in thousands)
Revenue:
Subscription	$1,747	53.5%	$1,884	52.2%
Equipment sales	393	12.0%	535	14.8%
Other	1,127	34.5%	1,189	33.0%

Total revenue:	$3,267	100.0%	$3,608	100.0%

Total revenue for the three months ended June 30, 2008 was $3.3 million, a 9.5% decrease compared with $3.6 million for the three months ended June 30, 2007. This was primarily due to a reduction in revenue from equipment sales, and revenue from subscribers to our Digital Audio Radio Service (DARS).

Subscription revenue. Subscription revenue for the three months ended June 30, 2008 was approximately $1.7 million, a decrease of 7.3% compared with $1.9 million generated in the three months ended June 30, 2007. This decrease is primarily due to the decrease of approximately 9,000 paying subscribers period over period.

Average Monthly Subscription Revenue Per Subscriber (ARPU).

Blended ARPU (for India and ROW) was $3.44 for the three months ended June 30, 2008 and $3.28 for the three months ended June 30, 2007. The increase in blended ARPU for 2008 compared to 2007 resulted from the impact of higher rate plans in ROW as compared to India’s rate plans. ARPU from India was $ 3.22 for the three months ended June 30, 2008, and $2.98 for the three months ended June 30, 2007.

Equipment sales revenue. Equipment sales revenue was approximately $0.4 million for the three months ended June 30, 2008, a decrease of 26.5% compared with $0.5 million for the three months ended June 30, 2007. This decrease was primarily due to decreased unit sales in India. We sold approximately 9,800 receivers in the three months ended June 30, 2008, compared with approximately 16,000 receivers sold in the three months ended June 30, 2007.

Other revenue. Other revenue for the three months ended June 30, 2008 was $1.1 million, remaining, relatively flat compared to $1.2 million for the three months ended June 30, 2007. Other revenue primarily consists of capacity lease revenue and government services revenue.

Cost of Services and Operating Expenses

We made conscious efforts to reduce spending in all areas due to our limited cash resources. Due to the limited cash resources currently available to us, we continue to only pay for items which are necessary for us to continue operations and service our customers. Until we are able to raise additional funds, we will continue to experience a reduction in expenditures. Currently we are critically low on available cash.

Cost of services

The table below presents our costs of services for the three months ended June 30, 2008 and 2007, together with the relevant percentages of total cost of services for each cost category.

	Three months ended June 30,
	2008		2007
	($ in thousands)
Cost of services:
Engineering & broadcast operations	$3,089	54.8%	$3,878	42.1%
Content & programming	1,648	29.2%	3,402	36.9%
Customer care, billing & collection	498	8.8%	724	7.9%
Cost of equipment	341	6.1%	952	10.3%

	Three months ended June 30,
	2008		2007
	($ in thousands)
Other cost of services	60	1.1%	262	2.8%

Total cost of services:	$5,636	100.0%	$9,218	100.0%

Total cost of services for the three months ended June 30, 2008 was $5.6 million, a decrease of 38.9% compared with $9.2 million for the three months ended June 30, 2007. Decreases resulted in all cost of services categories.

Engineering and broadcast operations. Engineering and broadcast expense, including the cost of operating our two satellites, ground control systems and telecommunications links as well as our in-orbit insurance, for the three months ended June 30, 2008 was $3.1 million, a decrease of 20.3% compared with $3.9 million in the three months ended June 30, 2007. Decreases resulted from a decrease in in-orbit insurance of $0.4 million, as our policy premiums on our AfriStar and AsiaStar satellites were reduced, as well as other broadcast operations cost savings initiatives that were in effect.

Content and programming. Content and programming expense, which includes content production, music royalties and other content acquisition costs, for the three months ended June 30, 2008 was $1.6 million, a decrease of 51.6% compared with $3.4 million for the three months ended June 30, 2007. The decrease in expenses is directly related to ESPN, a contract with exclusive rights for live audio broadcast of cricket outside of India that ended in 2007, content license expirations, as well as other reductions on content acquisition and program management in order to meet cost savings initiatives.

Customer care, billing & collection. Customer care, billing and collections expense for the three months ended June 30, 2008 was $0.5 million, a decrease of 31.2% compared with $0.7 million for the three months ended June 30, 2007, due to decreased telecom and retention collateral costs.

Cost of Equipment. Cost of equipment for the three months ended June 30, 2008 was $0.3 million, a decrease of 64.2% compared with $1.0 million, in the three months ended June 30, 2007. Cost of equipment decreased due to a decreased number of receivers being sold in India. We sold approximately 9,800 receivers in the three months ended June 30, 2008, compared with approximately 16,000 receivers sold in the three months ended June 30, 2007.

Subscriber Acquisition Cost (SAC)

Total blended SAC (for India and ROW) calculated based on unit sales to our distributors, was approximately $13 per subscriber for the three months ended June 30, 2008 and $21 for the three months ended June 30, 2007. SAC for India, was approximately $19 per subscriber for the three months ended June 30, 2008 and approximately $22 per subscriber for the three months ended June 30, 2007. India’s SAC declined due to sale of approximately 5,600 receivers that were previously written down to below cost.

Operating expense

The table below presents our operating expense for the three months ended June 30, 2008 and 2007 together with the relevant percentages of total operating expenses for each cost category.

	Three months ended June 30,
	2008		2007
	($ in thousands)
Operating expense:
Cost of Services	$5,636	17.1%	$9,218	20.5%
Research & Development	530	1.6%	1,430	3.2%
Selling and Marketing	1,123	3.4%	3,491	7.8%
General & Administrative	11,058	33.4%	16,060	35.7%
Depreciation and amortization	14,712	44.5%	14,805	32.9%

Total operating expense:	$33,059	100.0%	$45,004	100.0%

Total operating expense for the three months ended June 30, 2008 was $33.1 million, a 26.5% decrease compared with $45.0 million for the three months ended June 30, 2007. This decrease was primarily due to decreases in our cost of services, selling and marketing, and general and administrative expense.

Our selling and marketing expense for the three months ended June 30, 2008 was $1.1 million, a decrease of 67.8% compared with $3.5 million in the three months ended June 30, 2007. This decrease was primarily due to reduction in marketing activity and reduced operational resources allocated to the Indian market during 2007 pending greater clarity on India’s satellite radio policy.

Our general and administrative expense for the three months ended June 30, 2008 was $11.1 million, a decrease of 31.1% compared with $16.1 million in the three months ended June 30, 2007. This decrease was primarily due to decreases in legal cost of $1.7 million and $3.7 million in consulting services relating to debt refinancing in June 2007.

Research and development expenses was $0.5 million for the three months ended June 30, 2008, a decrease of 62.9% compared with $1.4 million for the three months ended June 30, 2007. This was primarily due to Phase I completion of development work on the European chipset.

Depreciation and amortization expense for the three months ended June 30, 2008 and the three months ended June 30, 2007 remained relatively constant at $14.7 million and $14.8 million, respectively.

Cost Per Gross Addition (CPGA)

Total blended CPGA expense (for India and ROW) was approximately $0.5 million for the three months ended June 30, 2008 and approximately $2.8 million for the three months ended June 30, 2007. CPGA for India was approximately $0.5 million for the three months ended June 30, 2008 and approximately $2.5 million for the three months ended June 30, 2007. Unit blended CPGA (for India and ROW), was approximately $22 for the three months ended June 30, 2008 and approximately $110 for the three months ended June 30, 2007. CPGA for India was approximately $27 for the three months ended June 30, 2008 and approximately $108 for the three months ended June 30, 2007. India’s CPGA declined due to sale of certain receivers that were previously written down to below cost and reduced marketing spend.

Other income (expense)

Interest income. Interest income for the three months ended June 30, 2008 was $0.2 million, a decrease of 81.8% compared with $1.8 million in the three months ended June 30, 2007. This decrease was due to decreased average cash balances as we continue to experience operating losses and commitments.

Interest expense. Interest expense for the three months ended June 30, 2008 and 2007 was $5.9 million and $3.0 million, respectively. During the three months ended June 30, 2008, the Company completed an amendment and exchange agreement with the holders of the Senior Secured Notes and Senior Secured Convertible Notes. As part of the amendment to forbear the May 31, 2008 and June 30, 2008 principal and interest payment, the Company’s terms for payment of its’ debt were accelerated and as such, deferred financing costs and warrant amortization on warrants issued related to the debt has been accelerated and recorded in the financial statements under interest expense. The Company’s secured convertible notes accrue interest at a rate of 8% per annum, while the Company’s senior secured notes debt carry an interest rate based on LIBOR + 6.5%. See Note D - Debt of the financial statements for further discussion on the terms of the agreements.

Included in interest expense for the three months ended June 30, 2008 is $3.9 million, $1.0 million for the amortization of deferred financing costs and $2.9 million related to the amortization of warrants related to the debt.

Write-off of deferred debt issuance costs. Write-off of deferred debt issuance costs for the three months ended June 30, 2007 was $11.5 million. This write-off was due to the debt restructuring in 2007.

Income tax

During the three months ending June 30, 2008, the Company recorded an income tax expense of $0.4 million compared to an income tax benefit of $3.2 million for the three months ending June 30, 2007. This expense and prior year benefit is the result of current period operating losses and the establishment of a valuation allowance against certain intercompany transactions.

Six months ended June 30, 2008 compared with six months ended June 30, 2007

Revenue

The table below presents our operating revenue for the six months ended June 30, 2008 and 2007, together with the relevant percentage of total revenue represented by each revenue category.

	Six months ended June 30,
	2008		2007
	($ in thousands)
Revenue:
Subscription	$3,482	55.2%	$3,704	55.7%
Equipment sales	731	11.6%	1,015	15.2%
Other	2,098	33.2%	1,935	29.1%

Total revenue:	$6,311	100.0%	$6,654	100.0%

Total revenue for the six months ended June 30, 2008 was $6.3 million, a 5.2% decrease compared with $6.7 million for the six months ended June 30, 2007. This was primarily due to a reduction in subscription revenue and revenue from equipment sales.

Subscription revenue. Subscription revenue for the six months ended June 30, 2008 was approximately $3.5 million, a decrease of 5.9% compared with $3.7 million generated in the six months ended June 30, 2007. This decrease is primarily due to the decrease of approximately 6,300 paying subscriber’s period over period.

Average Monthly Subscription Revenue Per Subscriber (ARPU).

Blended ARPU (for India and ROW) was $3.40 for the six months ended June 30, 2008 and $ 3.23 for the six months ended June 30, 2007. The increase in blended ARPU for 2008 compared to 2007 resulted from the impact of higher rate plans in ROW as compared to India’s rate plans. ARPU from India was $3.14 for the six months ended June 30, 2008, and $2.96 for the six months ended June 30, 2007.

Equipment sales revenue. Equipment sales revenue was approximately $0.7 million for the six months ended June 30, 2008, a decrease of 27.9% compared with $1.0 million for the six months ended June 30, 2007. This decrease was primarily due to decreased unit sales in India. We sold approximately 16,600 receivers in the six months ended June 30, 2008, compared with approximately 44,000 receivers sold in the six months ended June 30, 2007.

Other revenue. Other revenue for the six months ended June 30, 2008 was $2.1 million remaining, relatively flat compared to $2.0 million with the six months ended June 30, 2007. Other revenue primarily consists of capacity lease revenue and government services revenue.

Cost of Services and Operating Expenses

We made conscious efforts to reduce spending in all areas due to our limited cash resources. Due to the limited cash resources currently available to us, we continue to only pay for items which are necessary for us to continue operations and service our customers. Until we are able to raise additional funds, we will continue to experience a reduction in expenditures. Currently we are critically low on available cash.

Cost of services

The table below presents our costs of services for the six months ended June 30, 2008 and 2007, together with the relevant percentages of total cost of services for each cost category.

	Six months ended June 30,
	2008		2007
	($ in thousands)
Cost of services:

Engineering & broadcast operations	$6,553	51.0%	$7,250	39.5%
Content & programming	4,069	31.7%	6,684	36.4%
Customer care, billing & collection	1,082	8.4%	1,361	7.4%
Cost of equipment	907	7.1%	2,706	14.8%
Other cost of services	243	1.8%	340	1.9%

Total cost of services:	$12,854	100.0%	$18,341	100.0%

Total cost of services for the six months ended June 30, 2008 was $12.9 million, a 29.8% decrease compared with $18.3 million in the six months ended June 30, 2007. Decreases resulted in all cost of services categories.

Engineering and broadcast operations. Engineering and broadcast expense, including the cost of operating our two satellites, ground control systems and telecommunications links as well as our in-orbit insurance, for the six months ended June 30, 2008 was $6.6 million, a decrease of 9.6% compared with $7.3 million in the six months ended June 30, 2007. This was primarily due to a decrease in in-orbit insurance of $0.7 million as our policy premiums on our AfriStar and AsiaStar satellites were reduced.

Content and programming. Content and programming expense, which includes content production, music royalties and other content acquisition costs, for the six months ended June 30, 2008 was $4.1 million, an decrease of 39.1% compared with $6.7 million for the six months ended June 30, 2007. The decrease in expenses is directly related to ESPN, a contract with exclusive rights for live audio broadcast of cricket outside of India that ended in 2007, content license expirations, as well as other reductions on content acquisition and program management in order to meet cost savings initiatives.

Customer care, billing & collection. Customer care, billing and collections expense for the six months ended June 30, 2008 was $1.1 million, a decrease of 20.5% compared to $1.4 for the six months ended June 30, 2007 due to a decreased telecom and retention collateral costs.

Cost of Equipment. Cost of equipment for the six months ended June 30, 2008 was $1.0 million, a decrease of 66.5% compared with $2.7 million, in the six months ended June 30, 2007. Cost of equipment decreased due to a decreased number of receivers being sold in India. We sold approximately 16,600 receivers in the six months ended June 30, 2008, compared with approximately 44,000 receivers sold in the six months ended June 30, 2007.

Subscriber Acquisition Cost (SAC)

Total blended SAC (for India and ROW) calculated based on unit sales to our distributors, was approximately $11 per subscriber for the six months ended June 30, 2008 and $28 for the six months ended June 30, 2007. SAC for India was approximately $15 per subscriber for the six months ended June 30, 2008 and approximately $29 per subscriber for the six months ended June 30, 2007. India’s SAC declined due to sale of approximately 8,100 receivers that were previously written down to below cost.

Other cost of services. Other cost of services for the six months ended June 30, 2008 was $0.2 million, a decrease of 28.5% compared to $0.3 million the six months ended June 30, 2007, primarily due to reductions in Government Service spending.

Operating expense

The table below presents our operating expense for the six months ended June 30, 2008 and 2007, together with the relevant percentage increase (decrease) year-over-year.

	Six months ended June 30,
	2008		2007
	($ in thousands)
Operating expense:
Cost of Services	$12,854	17.7%	$18,341	21.4%
Research & Development	2,976	9.7%	1,525	1.8%
Selling and Marketing	2,774	3.4%	5,985	7.0%
General & Administrative	21,354	28.7%	30,339	35.4%
Depreciation and amortization	29,498	40.5%	29,402	34.4%

Total operating expense:	$69,456	100.0%	$85,592	100.0%

Total operating expense for the six months ended June 30, 2008 was $69.5 million, a 18.9% decrease compared with $85.6 million for the six months ended June 30, 2007. This decrease was primarily due to decreases in our cost of services, selling and marketing, general and administrative expense.

Our selling and marketing expense for the six months ended June 30, 2008 was $2.8 million, a decrease of 53.7% compared with $6.0 million in the six months ended June 30, 2006. This decrease was primarily due to reduction in marketing activity and reduced operational resources allocated to the Indian market during 2008 pending greater clarity on India’s satellite radio policy.

Our general and administrative expense for the six months ended June 30, 2008 was $21.4 million, a decrease of 29.6% compared with $30.3 million in the six months ended June 30, 2007. This decrease was due to decreases in legal cost of

$2.5 million and $4.0 million in consulting services primarily related to debt refinancing in May 2007 as well as cost savings initiatives. Additional decreases resulting from cost savings initiatives were realized in technical services of $0.5 million, $1.5 million in headcount expense, and $0.7 million in travel and entertainment.

Research & development expenses were $3.0 million for the six months ended June 30, 2008; an increase of 95.1% compared to $1.5 million for the six months ended June 30, 2007. This increase is due to continuing work on the Company’s European ESDR Network.

Depreciation and amortization expense for the six months ended June 30, 2008 and the six months ended June 30, 2007 remained relatively constant at relatively $29.4 million.

Cost Per Gross Addition (CPGA)

Total blended CPGA expense (for India and ROW) is predominately from India since ROW spending was insignificant. CPGA for India was approximately $1.4 million for the six months ended June 30, 2008 and approximately $4.4 million for the six months ended June 30, 2007. Unit blended CPGA (for India and ROW), was approximately $55 for the six months ended June 30, 2008 and approximately $91 for the six months ended June 30, 2007. CPGA for India was approximately $40 for the six months ended June 30, 2008 and approximately $87 for the six months ended June 30, 2007. India’s CPGA declined due to sale of certain receivers that were previously written down to below cost and reduced marketing spend.

Other income (expense)

Interest income. Interest income for the six months ended June 30, 2008 was $0.4 million, a decrease of 90.0% compared with $4.1 million in the six months ended June 30, 2007. This decrease was due to decreased average cash balances used for operations and commitments.

Interest expense. Interest expense for the six months ended June 30, 2008 and 2007 was $9.4 million and $5.7 million, respectively. During the six months ended June 30, 2008, the Company completed an amendment and exchange agreement with the holders of the Senior Secured Notes and Senior Secured Convertible Notes. As part of the amendment to forbear the May 31, 2008 and June 30, 2008 principal and interest payment, the Company’s terms for payment of its’ debt were accelerated and as such, deferred financing costs and warrant amortization on warrants issued related to the debt has been accelerated and recorded in the financial statements under interest expense. The Company’s secured convertible notes accrue interest at a rate of 8% per annum, while the Company’s senior secured notes debt carry an interest rate based on LIBOR + 6.5%. See Note D - Debt of the financial statements for further discussion on the terms of the agreements.

Included in interest expense for the three months ended June 30, 2008 is $5.1 million, $1.3 million for the amortization of deferred financing costs and $3.8 million related to the amortization of warrants related to the debt.

Write-off of deferred debt issuance costs. Write-off of deferred debt issuance costs for the six months ended June 30, 2007 was $11.5 million. This write-off was due debt restructuring in 2007.

Income tax

During the six months ending June 30, 2008, the Company recorded an income tax expense of $0.6 million compared to an income tax benefit of $5.7 million for the six months ending June 30, 2007. This expense and prior year benefit is the result of current period operating losses and the establishment of a valuation allowance against certain intercompany transactions.

LIQUIDITY AND CAPITAL RESOURCES

Overview

As of June 30, 2008, we had cash and cash equivalents of $1.2 million. We consider our current cash balances to be critically low and not sufficient to operate our business in the short term. Cash and cash equivalents decreased $2.4 million during the six months ended June 30, 2008. This decrease resulted from $19.4 million used in operating activities, $0.4 million used in investing activities, and $17.3 million provided by financing activities. Cash flows used in operations includes the net loss of $72.8 million, and $15.8 million provided from working capital and $37.6 million provided in non cash expenses included in net loss. Investing activities consisted mainly of $0.9 million used for the purchase of property and equipment, $1.0 million used for purchase of terrestrial repeater and uplink equipment and a $1.5 million decrease in restricted cash. Financing activities consisted of proceeds of $27.1 million from the Yenura financing facility, offset by a payment of $9.8 million on the senior secured notes. The net effect of foreign currency rate changes on cash and cash equivalents was $0.2 million.

Historical sources of cash

We raised $1.7 billion of equity and debt net proceeds from inception to date from investors and strategic partners to fund our operations.

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

Yenura Facility Agreement

In December 2007, the Company entered into a facility agreement with Yenura Pte Ltd. (Yenura) in which Yenura agreed to make available up to $40 million from time to time pursuant to draw down notices issued on or prior to January 31, 2008, in consideration for the issuance of certain subordinated convertible notes. The subordinated convertible notes issued pursuant to the Facility Agreement mature on January 3, 2013, accrue interest at the rate of 8% per year and are payable in arrears ( in the form of additional principal amount) with the first interest date being January 15, 2009. These convertible notes are convertible at the option of the note holder into shares of Class A Common Stock, provided, however, that they will first be convertible upon the earliest to occur of the following (i) January 15, 2009, (ii) an event of default and (iii) the first public announcement of a proposed change of control. The conversion amount is calculated as the portion of the principal drawdown plus any accrued and unpaid interest and late charges. The initial conversion rate is $4.25 per share. Due to Yenura’s slow action in making the full committed amount available, the Company has not been fully able to draw down on the facility. During the six months ended June 30, 2008, the Company drew $27.1 million under this facility. The proceeds, net of transaction expenses, were used to fund subscriber management, content development, capital expenditures (including the roll-out of terrestrial repeater network), working capital needs to provide developmental funding in Western Europe and other additional markets.

Yenura Financing Agreement

On July 24, 2008, the Company entered into a financing agreement with Yenura, in which Yenura agreed to make available financing in the aggregate principal amount of $20 million. On July 25, 2008, the Company drew down the entire $20 million available under the financing agreement and issued to Yenura, subordinated convertible notes of $20 million as a result of the drawdown. The proceeds of these notes were used to satisfy senior secured note principal and interest payments of $18.5 million, the remaining balance was used for operational purposes. The subordinated convertible notes mature on July 25, 2013. At maturity, the Company is obligated to pay to the subordinated convertible note holder in cash the sum of all outstanding principal, accrued and unpaid interest and unpaid late charges. The subordinated convertible notes have an interest rate of 8 percent per annum, payable annually (in the form of additional principal) in arrears. The convertible notes issuable under the Yenura financing are convertible at the option of the note holders into shares of Class A Common Stock, provided, however, that they will first be convertible upon the earliest to occur of the following (i) January 15, 2009, (ii) an event of default and (iii) the first public announcement of a proposed change of control (as such terms are defined in the convertible notes).

Yenura is a company controlled by Noah Samara, chairman and CEO of Worldspace (refer to Note L—Related-Party Transaction to the financial statements for further discussion).

Uses of Cash

Our cash used during the six months ended June 30, 2008, consisted primarily of funding operating expenses, working capital and debt repayment.

Future Operating Liquidity and Capital Resource Requirements

Normal operating and capital expenditures and debt repayment during the six month period ending June 30, 2008 amounted to approximately $31.1 million, leaving the Company with total cash and cash equivalents of about $ 1.2 million and restricted cash and investments of about $4.8 million at June 30, 2008. As described in Note B of our interim financial information, the Company has cash with a lessor and financial institutions to support letters of credit pursuant to lease agreements and other banking arrangements. We do not have ready access to use our restricted cash for operations.

On January 31, 2008 a principal amount of $9.8 million plus interest was paid to the holders of our senior secured notes. In June 2008, the Company entered into a number of amendment and forbearance agreements that effectively delays the senior secured note obligations on May 31, 2008 and June 30, 2008 until July 11, 2008. In July, 2008, the Company entered into a revised second forbearance agreement and amendment which further extends the forbearance period from July 31, 2008 to September 15, 2008. As a result of the forbearance agreement and amendment, the Company has paid the senior secured note holders on July 25, 2008, $18.5 million of principal and interest on the senior secured notes and interest on the senior secured convertible debt. On September 15, 2008, the Company is obligated to pay the remaining senior secured notes of approximately $20 million. If this event occurs, then the senior secured convertible debt of approximately $52 million plus accrued interest that is due on September 30, 2008, will be due on December 31, 2008. The Company does not have the cash resources to satisfy its debt obligations when they come due. Since, the current operations of the Company do not generate positive cash flow, the Company must raise these funds from issuing new debt agreement or selling shares of equity.

In December 2007, the Company entered into a facility agreement with Yenura Pte Ltd. (Yenura) in which Yenura agreed to make available up to $40 million from time to time pursuant to draw down notices issued on or prior to January 31, 2008, in consideration for the issuance of certain subordinated convertible notes. Due to Yenura’s inability to make the full committed amount available, the Company has not been able to draw down the full amount of the facility. During the six months ended June 30, 2008, the Company has drawn $27.1 million under this facility. The Company is in discussions with Yenura concerning the availability of the remaining amounts under the Facility Agreement, however, no assurance can be made as to when, if ever, these funds will become available.

On July 24, 2008, the Company entered into a new financing agreement with Yenura, in which Yenura agreed to make available financing in the aggregate principal amount of $20 million. On July 25, 2008, the Company issued to Yenura, subordinated convertible notes of $20 million as a result of the drawdown. The subordinated convertible notes mature on July 25, 2013. The subordinated convertible notes have an interest rate of 8 percent per annum, payable annually (in the form of additional principal amount) in arrears, and are convertible into 9.8 million shares of our Class A common stock, at the option of the note-holder, at a price of $2.05 per share.

The focus of our execution includes continuing to build towards the launch of mobile services in Italy and the Middle East. Subject to available funds, we contemplate funding business development and technology related expenses geared towards a service launch in Italy and the Middle East in early 2009; minimal technology-related and other expenditures for a service launch in India and Bahrain, and with respect to other European markets and other selected markets within our coverage areas, limited business development expenses. Due to limited cash resources currently available to the Company, there has been limited activity in pursuing these plans.

Based upon our current plans, our cash and cash equivalents will not be sufficient to cover our estimated funding needs for 2008. We will require significant additional financing in 2008 to continue implementing our current business plan. The Company has not secured any commitment for new financing at this time, except for the second financing agreement we executed with Yenura. The $20 million we received under this agreement were used to satisfy senior secured note principal and interest payments of $18.5 million, the remaining balance was used for operational purposes. We can not provide any assurance that new financing will be available on commercially acceptable terms, if at all. If the Company is unable to secure additional capital, it will be required to curtail its operations, and if these measures fail, it will not be able to continue its business.

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

Capital Expenditures

We have spent approximately $749 million on capital expenditures related to the development and launch of our satellites, for our ground systems and for property and equipment. We may spend additional amounts to enhance our infrastructure with terrestrial repeaters depending on licenses and business requirement, if supported by an appropriate business model and funding of such projects. Over the next 12 months, we anticipate technology, terrestrial repeater network installation expenses, chip-set and receiver development expenses and studio facility build-out expenses associated with rolling out our services in Italy. We estimate those expenses to be approximately $85 million beginning in late 2008. We expect to start our terrestrial repeater network build-out in key metropolitan areas in India in mid 2010, assuming we obtain the necessary regulatory approvals. We currently estimate those costs to be approximately $20 million over the next few years. These amounts will need to be reviewed as we conduct actual testing, including further topographical analysis. We also expect to start our terrestrial repeater build out in Bahrain; however we do not expect this cost to be significant. Until we receive the final approvals from China’s regulatory agencies, we will not start the build-out of a terrestrial repeater network in China. Our future capital expenditures will depend on our business strategy and our response to business opportunities including receipt of additional licenses and trends in our industry and our markets.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency

As a global company, we are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany balances between subsidiaries that operate in different functional currencies and transactions with customers, suppliers and employees that are denominated in foreign currencies. Our objective is to minimize our exposure to these risks through our normal operating activities and, where appropriate, to have these transactions denominated in United States dollars. For the six months ended June 30, 2008, approximately 76% of our total revenues and 23% of total operating expenses were denominated in foreign currencies. The following table shows approximately the split of these foreign currency exposures by principal currency:

	Euro	Indian Rupee	South African Rands	Other	Total Exposure
Total Revenues (six months ended June 30, 2008)	13%	77%	6%	4%	100%

Total Cost of Revenues and Operating Expenses (six months ended June 30, 2008)	19%	47%	5%	29%	100%

For the six months ended June 30, 2007, approximately 77% of our total revenues and 26% of our total operating expenses were denominated in foreign currencies.

Interest Rates

Our market risk from changes in interest rates is significant. The Company’s total debt of approximately $118 million includes approximately $81 million of debt at fixed interest rate payments of 8% per annum, with the remaining $37 million of Senior Secured Notes accrue interest at the London Inter Bank Offering Rate (LIBOR) plus 650 basis points per year. For the period January 1, 2008 through June 30, 2008 the LIBOR was 5.12% which decreased in March 2008 to 3.08% and again to 2.68% in June, 2008. On July 25, 2008, the Company made a principal payment of $15 million on the Senior Secured Notes, further reducing the debt subject to variable interest rates.

We classify our investments in money market funds as cash equivalents. We currently do not hedge either foreign exchange or interest rate exposures, but do not believe that an increase in interest rates would have a material effect on the value of our cash equivalents or the convertible notes.

As of June 30, 2008, we had $1.2 million in cash and cash equivalents and $4.9 million in restricted cash and investments.

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

As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, securities class action litigation suits were filed in the United States District Court for the Southern District of New York on behalf of persons who purchased or otherwise acquired the Company’s publicly traded securities. The lawsuits were filed against the Company, Noah A. Samara, President and Chief Executive Officer, Sridhar Ganesan, Chief Financial Officer, Cowen & Co. LLC, and UBS Securities LLC. The complaints (all similar) allege violations of Sections 11, 12(a)2, and 15 of the Securities Act of 1933. The complaints have been consolidated and on August 9, 2007, an amended complaint was filed on behalf of all the plaintiffs. On July 21, 2008, the court denied defendants motion to dismiss the complaint. The Company is planning to vigorously defend against these claims.

Item 1A.	Risk Factors

We have faced in the past, and may face in the future, challenges and constraints in obtaining financing.

We will need to raise additional financing to continue our operations, including the launch of service in Europe and the Middle East, the launch of a mobile service in India and possibly the launch of a service in China (if we are able to construct a workable arrangement there that is approved by the Chinese government). We have faced, and continue to face, severe challenges and constraints in financing our development and operations. For several years we experienced severe working capital constraints and incurred substantial delays in implementing our business plan largely as a result of our inability to raise financing. For example, prior to 2005, financing shortfalls forced us to limit our Indian marketing effort and the roll-out of our services in India. Recently, the potential exercise of an optional redemption right by our convertible noteholders presented cash flow constraints and made fundraising more difficult. In 2007, we entered into an agreement with the convertible note holders to restructure the notes and eliminate the optional redemption right. As part of the restructuring we used $50 million of our current cash reserves to redeem a portion of the outstanding notes and issued new senior secured notes, amended and restated convertible notes and warrants in exchange for the remaining principal amount of the convertible notes. The senior secured notes and amended and restated convertible notes contain mandatory prepayment provisions and limitations on the amounts of additional secured indebtedness we may incur, including a $27.5 million prepayment requirement for May 31, 2008, of which we repaid $9.8 million plus interest in January 2008 and the remaining $17.7 million plus interest must be paid on May 31, 2008. We recently renegotiated the terms of the senior secured notes and the amended and restated convertible notes. Pursuant to these renegotiations, on July 25, 2008, we paid $18.5 million to the holders of these notes (representing a portion of the principal amount of the senior secured notes and overdue interest on the senior secured notes and on the convertible notes) and the holders agreed to extend the due date for the remaining unpaid amounts due under the terms of the senior secured notes until September 15, 2008. We must also repay all of the outstanding amounts due on the amended and restated convertible notes on September 30, 2008. However, if we are able to repay the senior secured notes by September 15, 2008, the maturity date for the amended and restated convertible notes will be extended under December 31, 2008. As a result of this renegotiation, we have a limited amount of additional time to raise a significant amount of new financing to meet these existing maturing debt obligations. In addition, going forward, we will continue to need significant amounts of cash to fund our operations, capital expenditures, administrative and overhead costs, and other contractual obligations as well as to pay down other existing and future indebtedness. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Future Operating Liquidity and Capital Resource Requirements” and “—Capital Expenditures.” This will require us to continue to depend on the availability of outside financing. If we are not able to obtain additional financing, we would be forced to curtail, or even cease, operations. We cannot give any assurance that, either in the near-term or the long-term, we will be able to raise the required financing on favorable terms or at all, or that we will not continue to experience periods where our operations are severally restricted by our limited funding.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) Not applicable.

Item 3.	Defaults Upon Senior Securities

(a) Not applicable.

(b) Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders of the Company held on May 31, 2008, the following matters were voted upon with the results indicated below:

1. The nominees listed below were elected as Class 3 Directors to serve three-year terms ending at the 2011 Annual Meeting of Stockholders with the respective votes set forth opposite their names:

(a) Noah Samara: 32,341,944

(b) William Schneider, Jr.: 32,373,494

2. The stockholders ratified the appointment of Grant Thornton LLP as the Company’s auditors to audit the financial statements of the Company for the fiscal year ended December 31, 2008 by a vote of 32,476,275 FOR, and 23,477 AGAINST.

Item 5.	Other Information

(a) Not applicable.

(b) Not applicable.

Item 6.	Exhibits

4.1	Form of Letter Agreement, dated June 3, 2008, among WorldSpace, Inc. and, respectively, Highbridge International LLC, OZ Master Fund, Ltd., AG Offshore Convertibles, Ltd. and Citadel Equity Fund Ltd. (filed as Exhibit 99.1 to WorldSpace, Inc.’s Current Report on Form 8-K filed on June 4, 2008, SEC File No. 000-51466, and incorporated by reference)

4.2	Form of Amendment and Exchange Agreement, dated as of June 13, 2008, among WorldSpace, Inc., each of the Guarantors named therein, and, respectively, Highbridge International LLC, OZ Master Fund, Ltd., AG Offshore Convertibles, Ltd. and Citadel Equity Fund Ltd. (filed as Exhibit 99.1 to WorldSpace, Inc.’s Current Report on Form 8-K filed on June 16, 2008, SEC File No. 000-51466, and incorporated by reference)

4.3	Form of Second Amended and Restated Secured Convertible Notes, dated June 13, 2008, issued under the Amendment and Exchange Agreement (filed as Exhibit 99.2 to WorldSpace, Inc.’s Current Report on Form 8-K filed on June 16, 2008, SEC File No. 000-51466, and incorporated by reference)

4.4	Form of Amended and Restated Bridge Note, dated June 13, 2008, issued under the Amendment and Exchange Agreement (filed as Exhibit 99.3 to WorldSpace, Inc.’s Current Report on Form 8-K filed on June 16, 2008, SEC File No. 000-51466, and incorporated by reference)

10.1	First Amendment to First Lien Pledge and Security Agreement, dated as of June 13, 2008, among WorldSpace, Inc., the Guarantors named therein and the Bank of New York, as Collateral Agent (filed as Exhibit 99.5 to WorldSpace, Inc.’s Current Report on Form 8-K filed on June 16, 2008, SEC File No. 000-51466, and incorporated by reference)

10.2	First Amendment to Second Lien Pledge and Security Agreement, dated as of June 13, 2008, among WorldSpace, Inc., the Guarantors named therein and the Bank of New York, as Collateral Agent (filed as Exhibit 99.6 to WorldSpace, Inc.’s Current Report on Form 8-K filed on June 16, 2008, SEC File No. 000-51466, and incorporated by reference)

10.3	First Amendment to Intercreditor Agreement, dated as of June 13, 2008, among WorldSpace, Inc., the Guarantors named therein, the Bank of New York, as First Lien Collateral Agent, and the Bank of New York, as Second Lien Collateral Agent (filed as Exhibit 99.7 to WorldSpace, Inc.’s Current Report on Form 8-K filed on June 16, 2008, SEC File No. 000-51466, and incorporated by reference)

10.4	Amended and Restated First Lien Guaranty, dated as of June 13, 2008, among the Guarantors named therein and the Bank of New York, as Collateral Agent (filed as Exhibit 99.8 to WorldSpace, Inc.’s Current Report on Form 8-K filed on June 16, 2008, SEC File No. 000-51466, and incorporated by reference)

10.5	Amended and Restated Second Lien Guaranty, dated as of June 13, 2008, among the Guarantors named therein and the Bank of New York, as Collateral Agent (filed as Exhibit 99.9 to WorldSpace, Inc.’s Current Report on Form 8-K filed on June 16, 2008, SEC File No. 000-51466, and incorporated by reference)

10.6	Form of Warrant to Purchase Common Stock, dated June 13, 2008, issued under the Amendment and Exchange Agreement (filed as Exhibit 99.4 to WorldSpace, Inc.’s Current Report on Form 8-K filed on June 16, 2008, SEC File No. 000-51466, and incorporated by reference)

10.7	Voting Agreement, dated June 13, 2008, among the Company, TelUS Communications and Yenure Ptd. Ltd. (filed as Exhibit 99.10 to WorldSpace, Inc.’s Current Report on Form 8-K filed on June 16, 2008, SEC File No. 000-51466, and incorporated by reference)

31.1	Certification of the Chief Executive Officer of WorldSpace, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of WorldSpace, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer of WorldSpace, Inc. pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of WorldSpace, Inc. pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

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
Chairman, Chief Executive Officer and President

/s/ SRIDHAR GANESAN
Sridhar Ganesan
Executive Vice President–Chief Financial Officer

Dated: August 14, 2008

EXHIBIT INDEX

Exhibit No.

4.1	Form of Letter Agreement, dated June 32008, among WorldSpace, Inc. and, respectively, Highbridge International LLC, OZ Master Fund, Ltd., AG Offshore Convertibles, Ltd. and Citadel Equity Fund Ltd. (filed as Exhibit 99.1 to WorldSpace, Inc.’s Current Report on Form 8-K filed on June 4, 2008, SEC File No. 000-51466, and incorporated by reference)

4.2	Form of Amendment and Exchange Agreement, dated as of June 13, 2008, among WorldSpace, Inc., each of the Guarantors named therein, and, respectively, Highbridge International LLC, OZ Master Fund, Ltd., AG Offshore Convertibles, Ltd. and Citadel Equity Fund Ltd. (filed as Exhibit 99.1 to WorldSpace, Inc.’s Current Report on Form 8-K filed on June 16, 2008, SEC File No. 000-51466, and incorporated by reference)

4.3	Form of Second Amended and Restated Secured Convertible Notes, dated June 13, 2008, issued under the Amendment and Exchange Agreement (filed as Exhibit 99.2 to WorldSpace, Inc.’s Current Report on Form 8-K filed on June 16, 2008, SEC File No. 000-51466, and incorporated by reference)

4.4	Form of Amended and Restated Bridge Note, dated June 13, 2008, issued under the Amendment and Exchange Agreement (filed as Exhibit 99.3 to WorldSpace, Inc.’s Current Report on Form 8-K filed on June 16, 2008, SEC File No. 000-51466, and incorporated by reference)

10.1	First Amendment to First Lien Pledge and Security Agreement, dated as of June 13, 2008, among WorldSpace, Inc., the Guarantors named therein and the Bank of New York, as Collateral Agent (filed as Exhibit 99.5 to WorldSpace, Inc.’s Current Report on Form 8-K filed on June 16, 2008, SEC File No. 000-51466, and incorporated by reference)

10.2	First Amendment to Second Lien Pledge and Security Agreement, dated as of June 13, 2008, among WorldSpace, Inc., the Guarantors named therein and the Bank of New York, as Collateral Agent (filed as Exhibit 99.6 to WorldSpace, Inc.’s Current Report on Form 8-K filed on June 16, 2008, SEC File No. 000-51466, and incorporated by reference)

10.3	First Amendment to Intercreditor Agreement, dated as of June 13, 2008, among WorldSpace, Inc., the Guarantors named therein, the Bank of New York, as First Lien Collateral Agent, and the Bank of New York, as Second Lien Collateral Agent (filed as Exhibit 99.7 to WorldSpace, Inc.’s Current Report on Form 8-K filed on June 16, 2008, SEC File No. 000-51466, and incorporated by reference)

10.4	Amended and Restated First Lien Guaranty, dated as of June 13, 2008, among the Guarantors named therein and the Bank of New York, as Collateral Agent (filed as Exhibit 99.8 to WorldSpace, Inc.’s Current Report on Form 8-K filed on June 16, 2008, SEC File No. 000-51466, and incorporated by reference)

10.5	Amended and Restated Second Lien Guaranty, dated as of June 13, 2008, among the Guarantors named therein and the Bank of New York, as Collateral Agent (filed as Exhibit 99.9 to WorldSpace, Inc.’s Current Report on Form 8-K filed on June 16, 2008, SEC File No. 000-51466, and incorporated by reference)

10.6	Form of Warrant to Purchase Common Stock, dated June 13, 2008, issued under the Amendment and Exchange Agreement (filed as Exhibit 99.4 to WorldSpace, Inc.’s Current Report on Form 8-K filed on June 16, 2008, SEC File No. 000-51466, and incorporated by reference)

10.7	Voting Agreement, dated June 13, 2008, among the Company, TelUS Communications and Yenure Ptd. Ltd. (filed as Exhibit 99.10 to WorldSpace, Inc.’s Current Report on Form 8-K filed on June 16, 2008, SEC File No. 000-51466, and incorporated by reference)

31.1	Certification of the Chief Executive Officer of WorldSpace, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of WorldSpace, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer of WorldSpace, Inc. pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of WorldSpace, Inc. pursuant to Section 906 of Sarbanes-Oxley Act of 2002